Form 10-Q
period 2015-11-30
Emerald Data Inc
filed 2016-01-19
CIK 1622231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

Commission file number 333-200629

EMERALD DATA INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Atbrivosanas Aleja 5, Rezekne, Latvia

(Address of principal executive offices, including zip code.)

(702) 757-1148
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of November 30, 2015

ITEM 1. FINANCIAL STATEMENTS

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30	August 31
	2015	2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,003	$4,795

FIXED ASSETS
Buildings and Land	14,000	14,000
Accumulated Depreciation	(1,180)	(947)
TOTAL ASSETS	$13,823	$17,848

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accrued salary	$53,333	$43,333
Related party loan	670	670
Income tax payable	-	-
	54,003	44,003

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 4,000,000 shares issued and outstanding at Nov 30, 2015 and Aug 31, 2015	4,000	4,000
Income (Deficit) accumulated during the development stage	(44,180)	(30,155)

Total Stockholders' Equity	(40,180)	(26,155)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,823	$17,848

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

			From Inception
	Three Months Ended	Three Months Ended	(August 15, 2014) to
	November 30, 2015	November 30, 2014	November 30, 2015

Income:

Revenue	$30,035	$30,861	$193,216

Cost of Goods Sold:
Furniture Purchases	29,513	15,626	160,639

Gross Profit	523	15,234	32,576

Operating Expenses:

General and administrative	4,547	4,368	23,423
Payroll	10,000	10,000	53,333

Total Expenses	14,547	14,368	76,756

Net income before income tax provision	(14,025)	867	(44,180)

Provision for income tax	-	429	-

Net gain (loss) for the period	$(14,025)	$438	$(44,180)

Net earnings (loss) per share:
Basic and diluted	$(0.0035)	$0.0001	$(0.0110)

Weighted average number of shares outstanding:
Basic and diluted	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Three Months Ended	Three Months Ended	(August 15, 2014) to
	November 30, 2015	November 30, 2014	November 30, 2015

Operating activities:

Net gain (loss)	$(14,025)	$438	$(44,180)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accrued salary	10,000	10,000	53,333
Related party loan	-	-	670
Income tax payable	-	429	-
Building and Land	-	-	(14,000)
Accumulated Depreciation	233	233	1,180

Net cash provided by operating activities	(3,792)	11,100	(2,997)

Financing activities:

Proceeds from issuance of common stock	-	-	4,000

Net cash provided by financing activities	-	-	4,000

Net increase in cash	(3,792)	11,100	1,003

Cash, beginning of period	4,795	228	-

Cash, end of period	$1,003	$11,328	$1,003

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2015

Note 1: Organization and Basis of Presentation

Emerald Data Inc. (the "Company") is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014.

The Company is in the development phase and intends to be in the business of distributing Outdoor, Wicker, Patio and Garden Rattan Furniture. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2015

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2015

Note 3: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Capital Stock

On August 15, 2015 the Company authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

On August 25, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received proceeds of $4,000.00 from the sale of the common stock.

As of November 30, 2015 there were no outstanding stock options or warrants.

Note 6: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2015

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The Company showed an income tax expense of $2,700 for the year ended August 31, 2014, there was no income tax expense for the year ended August 31, 2015. The rate was as follows:

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

	Three months Ending	Year Ending	Year Ending	From Inception (Aug 15, 2014) to
	11/30/2015	8/31/2015	8/31/2014	(Nov 30, 2015)
Deferred tax assets

Net operating losses	$(14,025)	$(37,037)	0	$(44,180)

Deferred tax liability				-
Net deferred tax assets	$4,769 *	$12,593	0	$15,021
Less valuation allowance	$(4,769)	$(12,593)	0	$(15,021)
Deferred tax asset - net valuation allowance	$			-

Note 7: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 8: Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2015

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

We purchased our principal executive offices at Atbrivosanas Aleja 5, Rezekne, Latvia, on August 26, 2014 for $14,000.

For the three months ended November 30, 2015 the company recorded $233 in depreciation expense. For the year ended August 31, 2015 the company recorded $933 in depreciation expense. For the year ended August 31, 2014 the company recorded $13 in depreciation expense.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from August 15, 2014 (date of inception) to November 30, 2015 with a net loss of $44,180. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company's current cash of $1,003, the proceeds from the proposed offering pursuant to the Registration Statement on Form S-1 and anticipated revenues will be sufficient to cover the expenses they will incur during the next twelve months.

Note 10: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Emerald" and "Emerald Data" mean Emerald Data Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at November 30, 2015 were $13,823, which was comprised of $1,003 cash in the bank and $12,820 (net of depreciation) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company's Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on December 14, 2015. The offering has not been completed and no shares have been sold.

Our revenue for the three months ended November 30, 2015 was $30,035. Our cost of goods sold for the three months ended November 30, 2015 was $29,513 resulting in a gross profit of $522. Our operating expenses for the three months ended November 30, 2015 were $14,547 resulting in a net income (loss) of $(14,025).

Our revenue for the three months ended November 30, 2014 was $30,861. Our cost of goods sold for the three months ended November 30, 2014 was $15,626 resulting in a gross profit of $15,235. Our operating expenses for the three months ended November 30, 2014 were $14,368 resulting in a net income (loss) of $438.

Our revenue from inception through November 30, 2015 was $193,216. Our cost of goods sold for the same period was $160,639 resulting in a gross profit of $32,577. Our operating expenses for the same period were $76,576, resulting in a net income (loss) of $(44,180), a net gain (loss) of $(.011) per share.

As of November 30, 2015, there is a total of $670 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand. There is accrued salary payable to the officer of the company of $53,333.

The following table provides selected financial data about our Company for the period from the date of incorporation through November 30, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	11/30/2015

Cash	$1,003
Total assets	$13,823
Total liabilities	$54,003
Stockholder's equity	$(40,180)

Plan of Operation for the next 12 months

Our cash balance is $1,003 as of November 30, 2015. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year's time unless we complete our offering and additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Upon completion of our public offering, our specific goal is to profitably distribute Outdoor, Wicker, Patio, Garden Rattan Furniture. Our plan of operations, following the completion of the offering, if all the shares are sold for proceeds of $80,000, is as follows:

Establish our Office

Month 1-2

Our president and director, Janis Kalnins will take care of our initial administrative duties. The office will be established with basic office equipment, which should not exceed $4,000 in expenses. The office will be used for initial communication with manufacturers and distributors and hold all related samples and paperwork.

Develop Our Website

Month 2-5

During this period, we intend to begin developing our website. Our president and director, Janis Kalnins will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be $5,000. Updating and improving our website will continue throughout the lifetime of our operations.

Development and manufacturing of the product

Month 3-6

During this period our suppliers will begin to develop and manufacture additional unique Outdoor, Wicker, Patio, Garden Rattan Furniture which we are going to distribute. According to our agreements with J AND K, LINHAI FEELWAY, MAGIC STYLE, NINGBO GRAND, NINGBO JIADA AND PATIO DESIGN, we must pay for development of the products: software/hardware, design of the mechanical components and design of the product, and must pay for manufacturing of the samples: one of each product. These costs do not include any inventory.

Our cost of development of the products:

"Designer Sofa"	$3,500
"Designer Custom Table Set"	$3,000
Total:	$6,500

Establish relationship with Distributors and Operators

Month 6-12

We have already identified major distributors of Outdoor, Wicker, Patio,Garden Rattan Furniture in USA, Canada, and intend to market directly to these distributors upon completion of Public Offering. The initial list of distributors we have obtained using the internet (ex: http://americanwicker.com/ and http://www.americanrattan.com/ ). Future distributors we are planning to obtain via expo shows such as The Capital Region Spring Home Show in Clifton Park, USA , Dining By Design in Chicago, USA, Dream Home in Chicago, USA, San Diego Spring Home Show in San Diego, USA, Remodeling & Design Expo in Boise, USA, Home and Landscaping Show in Colorado Springs in Colorado Springs, USA. We are planning to focus our business plan on the USA for next 2-3 years to establish relationships with major distribution companies, after that we are planning to move to Canada using the same strategy.

We believe our main clients will be distributors but in some areas where there are no distributors we plan to sell directly to furniture store operators or business owners (e.g. small furniture stores etc.). Most of the revenue will be received from distributors as they are our main target market.

As well we are going to target states that do not have distributors.

In places where are no distributors we are planning to market our products using the following resources:

-	Internet advertising (Google AdSence)

-	Magazine advertising (Home magazine, Furniture World magazine)

-	Expo Show (Dining By Design, Home and Landscaping Show)

Marketing

Month 7-12

We plan to advertise through trade shows, a key component of our overall marketing campaign. Average trade show cost is about $5,500 for a booth and $2,500 to deliver goods – at least two shows per year (Dining By Design, Home and Landscaping Show) ($16,000). We also plan to print catalogues and flyers ($7,500) and mail them to potential customers. We intend to use marketing strategies, such as web advertisements ($10,000), direct mailing ($5,000), and phone calls to acquire potential customers. We intend to spend at least $38,500 on marketing efforts during the first year.

Hire a Salesperson

Month 8-12

If we sell all the shares in this offering, we intend to hire two salespersons with experience and established network in the furniture industry. The salespersons' job would be to find new potential customers, and to execute agreements with them to buy our furniture. Estimated cost is approximately $5,000/ person ($10,000).

Other expenses

Other expenses may include hotels and other travel expenses and shipping ($6,000).

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months, assuming all shares are sold for proceeds of $80,000.

Description	Fees
Legal and Professional fees	10,000
Establishing our office	4,000
Website development and testing	5,000
Marketing and advertising	38,500
Product development	6,500
Hire Salespersons	10,000
Other Expenses	6,000
Total	80,000

In the event only half of the shares are sold, for proceeds of $40,000 our estimated expenses are as follows:

Description	Fees
Legal and Professional fees	10,000
Establishing our office	3,000
Website development and testing	3,000
Marketing and advertising	18,000
Product development	4,000
Other Expenses	2,000
Total	40,000

In summary, during 1st-6th months we should have established our office, developed our website and our distribution business. After this point we should be ready to start more significant operations and generate additional revenue. During months 6-12 we will be developing our marketing campaign. Janis Kalnins, our president and director will be devoting approximately twenty hours per week to our operations. Once we expand operations, and are able to attract more and more customers to buy our product, Mr. Kalnins has agreed to commit more time as required. Because Mr. Kalnins will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Liquidity and Capital Resources

At November 30, 2015 the Company had $1,003 in cashand there were outstanding liabilities of $54,003. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-200629, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emerald Data Inc. Registrant

Date: January 19, 2016	By:	/s/ Janis Kalnins
Janis Kalnins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

