Form 10-Q
period 2016-02-29
Emerald Data Inc
filed 2016-04-14
CIK 1622231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,050,000 shares as of February 29, 2016

ITEM 1. FINANCIAL STATEMENTS

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	February 29,	August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$702	$4,795

FIXED ASSETS
Buildings and Land	14,000	14,000
Accumulated Depreciation	(1,413)	(947)
TOTAL ASSETS	$13,289	$17,848
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued salary	$63,333	$43,333
Related party loan	670	670
Income tax payable	-	-
	64,003	44,003

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,050,000 and 4,000,000 shares issued and outstanding at February 29, 2016 and August 31, 2015	5,050	4,000
Additional Paid in Capital	40,950	-
Income (Deficit) accumulated during the development stage	(96,714)	(30,155)

Total Stockholders' Equity	(50,714)	(26,155)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,289	$17,848

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					From Inception
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(August 15, 2014) to
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015	February 29, 2016
Income:
Revenue	$15,390	$30,176	$45,425	$61,036	$208,605

Cost of Goods Sold:
Furniture Purchases	55,732	9,654	85,245	25,281	216,372

Gross Profit	(40,342)	20,521	(39,820)	35,755	(7,766)

Operating Expenses:

General and administrative	2,192	4,354	6,740	4,630	25,615
Payroll	10,000	10,000	20,000	20,000	63,333

Total Expenses	12,192	14,354	26,740	24,630	88,948

Net income before income tax provision	(52,535)	6,167	(66,559)	11,125	(96,714)

Provision for income tax	-	-	-	4,521	-

Net gain (loss) for the period	$(52,535)	$6,167	$(66,559)	$6,604	$(96,714)

Net earnings (loss) per share:
Basic and diluted	$(0.0104)	$0.0015	$(0.0132)	$0.0017	$(0.0192)

Weighted average number of shares outstanding:
Basic and diluted	5,050,000	4,000,000	5,050,000	4,000,000	5,050,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Equity

Balance, August 15, 2014 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on August 25, 2014	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	4,182	4,182
Balance, August 31, 2014	4,000,000	$4,000	$-	$4,182	$8,182

Net gain (loss)	-	-	-	(34,337)	(34,337)
Balance, August 31, 2015	4,000,000	$4,000	$-	$(30,155)	$(26,155)

Net gain (loss)	-	-	-	(14,025)	(14,025)
Balance, November 30, 2015	4,000,000	$4,000	$-	$(44,180)	$(40,180)

Common Shares issued:
for cash February 2016	1,050,000	1,050	40,950		42,000

Net gain (loss)	-	-	-	(52,535)	(52,535)
Balance, February 29, 2016	5,050,000	$5,050	$40,950	$(96,714)	$(50,714)

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Six Months Ended	Six Months Ended	(August 15, 2014) to
	February 29, 2016	February 28, 2015	February 29, 2016
Operating activities:

Net gain (loss)	$(66,559)	$6,604	$(96,714)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accrued salary	20,000	20,000	63,333
Related party loan	-	170	670
Income tax payable	-	4,521	-
Building and Land	-	-	(14,000)
Accumulated Depreciation	467	467	1,413

Net cash provided by operating activities	(46,092)	31,762	51,416

Financing activities:

Proceeds from issuance of common stock	42,000	-	46,000

Net cash provided by financing activities	42,000	-	46,000

Net increase in cash	(4,093)	11,100	702

Cash, beginning of period	4,795	228	-

Cash, end of period	$702	$31,990	$702

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Emerald Data Inc.

Notes to the Financial Statements

February 29, 2016

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016.

Emerald Data Inc.

Notes to the Financial Statements

February 29, 2016

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

Emerald Data Inc.

Notes to the Financial Statements

February 29, 2016

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

In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company's Registration Statement on Form S-1. The Company received proceeds of $42,000.00 from the sale of the common stock.

As of February 29, 2016 there were no outstanding stock options or warrants.

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

Emerald Data Inc.

Notes to the Financial Statements

February 29, 2016

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

The Company showed an income tax expense of $2,700 for the year ended August 31, 2014, there was no income tax expense for the year ended August 31, 2015. The rate was as follows:

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

	Six months Ending	Year Ending	Year Ending	From Inception (Aug 15, 2014) to
	2/29/2016	8/31/2015	8/31/2014	2/29/2016
Deferred tax assets

Net operating losses	$(52,535)	$(37,037)	0	$(96,714)

Deferred tax liability				-
Net deferred tax assets	$20,489	$14,444	0	$37,718
Less valuation allowance	$(20,489)	$(14,444)	0	$(37,718)
Deferred tax asset - net valuation allowance	$-			-

Note 7: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Emerald Data Inc.

Notes to the Financial Statements

February 29, 2016

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

We purchased our principal executive offices at Atbrivosanas Aleja 5, Rezekne, Latvia, on August 26, 2014 for $14,000.

For the six months ended February 29, 2016 the company recorded $467 in depreciation expense. For the year ended August 31, 2015 the company recorded $933 in depreciation expense. For the year ended August 31, 2014 the company recorded $13 in depreciation expense.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from August 15, 2014 (date of inception) to February 29, 2016 with a net loss of $96,714. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company's current cash of $702 and anticipated revenues will be sufficient to cover the expenses they will incur during the next twelve months.

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

Results of Operations

Our total assets at February 29, 2016 were $13,289, which was comprised of $702 cash in the bank and $12,587 (net of depreciation) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company's Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on December 14, 2015. In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company's Registration Statement on Form S-1. The Company received proceeds of $42,000.00 from the sale of the common stock.

Our revenue for the three months ended February 29, 2016 was $15,390. Our cost of goods sold for the three months ended February 29, 2016 was $55,732 resulting in a gross income (loss) of $(40,342). Our operating expenses for the three months ended February 29, 2016 were $12,192 resulting in a net income (loss) of $(52,535).

In comparison, our revenue for the three months ended February 28, 2015 was $30,176. Our cost of goods sold for the three months ended February 28, 2015 was $9,654 resulting in a gross profit (loss) of $20,521. Our operating expenses for the three months ended February 28, 2016 were $14,354 resulting in a net income (loss) of $6,167.

Our revenue for the six months ended February 29, 2016 was $45,425. Our cost of goods sold for the six months ended February 29, 2016 was $85,245 resulting in a gross income (loss) of $(39,820). Our operating expenses for the six months ended February 29, 2016 were $26,740 resulting in a net income (loss) of $(66,559).

In comparison, our revenue for the six months ended February 28, 2015 was $61,036. Our cost of goods sold for the six months ended February 28, 2015 was $25,281 resulting in a gross profit (loss) of $35,755. Our operating expenses for the six months ended February 28, 2016 were $11,125 and provision for income tax was $4,521 resulting in a net income (loss) of $6,604.

Our revenue from inception through February 29, 2016 was $208,605. Our cost of goods sold for the same period was $216,372 resulting in a gross profit (loss) of $(7,766). Our operating expenses for the same period were $88,948, resulting in a net income (loss) of $(96,714), a net gain (loss) of $(.0192) per share.

As of February 29, 2016, there is a total of $670 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand. There is accrued salary payable to the officer of the company of $63,333.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 29, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	2/29/2016

Cash	$702
Total assets	$13,289
Total liabilities	$64,003
Stockholder's equity	$(50,714)

Plan of Operation for the next 12 months

Our cash balance is $702 as of February 29, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year's time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Our specific goal is to profitably distribute Outdoor, Wicker, Patio, Garden Rattan Furniture. Our plan of operations, based on only raising half the offering proceeds ($40,000), is as follows:

Establish our Office

Month 1-2

Our president and director, Janis Kalnins will take care of our initial administrative duties. The office will be established with basic office equipment, which should not exceed $3,000 in expenses. The office will be used for initial communication with manufacturers and distributors and hold all related samples and paperwork.

Develop Our Website

Month 2-5

During this period, we intend to begin developing our website. Our president and director, Janis Kalnins will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. The website development costs, including site design and implementation will be $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

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

Our cost of development of the products:

"Designer Sofa" -	$1,500
"Designer Custom Table Set" -	$2,500
Total:	$4,000

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

Marketing

Month 7-12

We plan to advertise through trade shows, a key component of our overall marketing campaign. Average trade show cost is about $5,500 for a booth and $2,500 to deliver goods – at least one show per year (Dining By Design) ($8,000). If we have enough profit to afford the expense we will also attend the Home and Landscaping Show at similar cost. We also plan to print catalogues and flyers ($2,500) and mail them to potential customers. We intend to use marketing strategies, such as web advertisements ($5,000), direct mailing ($2,500), and phone calls to acquire potential customers. We intend to spend at least $18,000 on marketing efforts during the first year.

Other expenses

Other expenses may include hotels and other travel expenses and shipping ($2,000).

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months:

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

Liquidity and Capital Resources

At February 29, 2016 the Company had $702 in cash and there were outstanding liabilities of $64,003. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 29, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Emerald Data Inc. Registrant

Date: April 14, 2016	By:	/s/ Janis Kalnins
Janis Kalnins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

