Form 10-Q
period 2016-05-31
Emerald Data Inc
filed 2016-07-13
CIK 1622231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,050,000 shares as of July 11, 2016

ITEM 1. FINANCIAL STATEMENTS

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$499	$4,795

FIXED ASSETS
Buildings and Land	14,000	14,000
Accumulated Depreciation	(1,646)	(947)
TOTAL ASSETS	$12,852	$17,848

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued salary	$73,333	$43,333
Related party loan	670	670
Income tax payable	-	-
	74,003	44,003

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,050,000 and 4,000,000 shares issued and outstanding
at May 31, 2016 and August 31, 2015	5,050	4,000
Additional Paid in Capital	40,950	-
Income (Deficit) accumulated during the development stage	(107,151)	(30,155)

Total Stockholders' Equity	(61,151)	(26,155)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,852	$17,848

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From Inception (August 15, 2014) to
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015	May 31, 2016
Income:
Revenue	$53,248	$31,529	$98,672	$92,565	$261,853
Cost of Goods Sold:
Furniture Purchases	37,314	50,934	122,558	76,215	253,685

Gross Profit	15,934	(19,405)	(23,886)	16,350	8,168

Operating Expenses:
General and administrative	16,370	10,849	23,110	15,479	41,985
Payroll	10,000	-	30,000	20,000	73,333

Total Expenses	26,370	10,849	53,110	35,479	115,319

Net income before income tax provision	(10,437)	(30,254)	(76,996)	(19,129)	(107,151)

Provision for income tax	-	-	-	4,521	-

Net gain (loss) for the period	$(10,437)	$(30,254)	$(76,996)	$(23,650)	$(107,151)

Net earnings (loss) per share:
Basic and diluted	$(0.0021)	$(0.0076)	$(0.0152)	$(0.0059)	$(0.0212)

Weighted average number of shares outstanding:
Basic and diluted	5,050,000	4,000,000	5,050,000	4,000,000	5,050,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Equity

Balance, August 15, 2014 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on August 25, 2014	4,000,000	4,000	-	-	4,000

Net gain (loss)	-	-	-	4,182	4,182
Balance, August 31, 2014	4,000,000	$4,000	$-	$4,182	$8,182

Net gain (loss)	-	-	-	(34,337)	(34,337)
Balance, August 31, 2015	4,000,000	$4,000	$-	$(30,155)	$(26,155)

Net gain (loss)	-	-	-	(14,025)	(14,025)
Balance, November 30, 2015	4,000,000	$4,000	$-	$(44,180)	$(40,180)

Common Shares issued:
for cash February 2016	1,050,000	1,050	40,950	-	42,000

Net gain (loss)	-	-	-	(52,535)	(52,535)
Balance, February 29, 2016	5,050,000	$5,050	$40,950	$(96,714)	$(50,714)

Net gain (loss)	-	-	-	(10,437)	(10,437)
Balance, May 31, 2016	5,050,000	$5,050	$40,950	$(107,151)	$(61,151)

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended	From inception (August 15, 2014) to
	May 31, 2016	May 31, 2015	May 31, 2016

Operating activities:
Net gain (loss)	$(76,996)	$(23,650)	$(107,151)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accrued salary	30,000	20,000	73,333
Related party loan	-	170	670
Income tax payable	-	4,521	-
Building and Land	-	-	(14,000)
Accumulated Depreciation	700	700	1,646

Net cash provided by operating activities	(46,296)	1,741	(45,502)

Financing activities:
Proceeds from issuance of common stock	42,000	-	46,000

Net cash provided by financing activities	42,000	-	46,000

Net increase in cash	(4,296)	11,100	499
Cash, beginning of period	4,795	228	-
Cash, end of period	$499	$1,969	$499

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2016

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

EMERALD DATA INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016.

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

MAY 31, 2016

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

As of May 31, 2016 there were no outstanding stock options or warrants.

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

MAY 31, 2016

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

The Company showed an income tax expense of $2,700 for the year ended August 31, 2014, there was no income tax expense for the year ended August 31, 2015. The rate was as follows:

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

	Nine months Ending 5/31/2016	Year Ending 8/31/2015	Year Ending 8/31/2014	From Inception (Aug 15, 2014) to 05/31/2016

Deferred tax assets

Net operating losses	$(76,996)	$(37,037)	0	$(44,180)

Deferred tax liability				-
Net deferred tax assets	$30,028	$14,444	0	$17,230
Less valuation allowance	$(30,028)	$(14,444)	0	$(17,230)
Deferred tax asset - net valuation allowance	$-			-

Note 7: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

EMERALD DATA INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

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

We purchased our principal executive offices at Atbrivosanas Aleja 5, Rezekne, Latvia, on August 26, 2014 for $14,000.

For the nine months ended May 31, 2016 the company recorded $702 in depreciation expense. For the year ended August 31, 2015 the company recorded $933 in depreciation expense. For the year ended August 31, 2014 the company recorded $13 in depreciation expense.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from August 15, 2014 (date of inception) to May 31, 2016 with a net loss of $107,151. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company's current cash of $499 and anticipated revenues will be sufficient to cover the expenses they will incur during the next twelve months.

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

Results of Operations

Our total assets at May 31, 2016 were $12,852, which was comprised of $499 cash in the bank and $12,354 (net of depreciation) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company's Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on December 14, 2015. In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company's Registration Statement on Form S-1. The Company received proceeds of $42,000 from the sale of the common stock.

Our revenue for the three months ended May 31, 2016 was $53,248. Our cost of goods sold for the three months ended May 31, 2016 was $37,314 resulting in a gross profit of $15,934. Our operating expenses for the three months ended May 31, 2016 were $26,370 resulting in a net income (loss) of $(10,437).

Our revenue for the three months ended May 31, 2015 was $31,529. Our cost of goods sold for the three months ended May 31, 2015 was $50,934 resulting in a gross profit (loss) of $(19,405). Our operating expenses for the three months ended May 31, 2015 were $10,849 resulting in a net income (loss) of $(30,254).

Our revenue for the nine months ended May 31, 2016 was $98,672. Our cost of goods sold for the nine months ended May 31, 2016 was $122,558 resulting in a gross profit (loss) of $(23,886). Our operating expenses for the nine months ended May 31, 2016 were $53,110 resulting in a net income (loss) of $(76,996).

Our revenue for the nine months ended May 31, 2015 was $92,656. Our cost of goods sold for the nine months ended May 31, 2015 was $76,215 resulting in a gross profit of $16,350. Our operating expenses for the nine months ended May 31, 2015 were $35,479 and provision for tax was 4,521 resulting in a net income (loss) of $(23,650).

Our revenue from inception through May 31, 2016 was $261,853. Our cost of goods sold for the same period was $253,685 resulting in a gross profit of $8,168. Our operating expenses for the same period were $115,319, resulting in a net income (loss) of $(107,151), a net gain (loss) of $(.0212) per share.

As of May 31, 2016, there is a total of $670 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand. There is accrued salary payable to the officer of the company of $73,333.

The following table provides selected financial data about our Company for the period from the date of incorporation through May 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	5/31/2016

Cash	$499
Total assets	$12,852
Total liabilities	$74,003
Stockholder's equity	$(107,151)

Plan of Operation for the next 12 months

Our cash balance is $499 as of May 31, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year's time unless we complete our offering and additional revenues are generated.

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

Liquidity and Capital Resources

At May 31, 2016 the Company had $499 in cash and there were outstanding liabilities of $74,003. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended May 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Emerald Data Inc. Registrant

Date: July 12, 2016	By:	/s/ Janis Kalnins
Janis Kalnins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

