Form 10-K
period 2016-08-31
Emerald Data Inc
filed 2016-11-29
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-200629

EMERALD DATA, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2513795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Atbrivosanas Aleja 5, Rezekne, Latvia

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (702)757-1148

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 21, 2016, the registrant had 5,050,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 21, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements

This Annual Report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the “Risk Factors” section and elsewhere in this report.

General

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Emerald" and “Emerald Data” mean Emerald Data, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General Information

EMERALD DATA INC. was incorporated in the State of Nevada as a for-profit company on August 15, 2014 and established a fiscal year end of August 31. We have revenues of $292,727, assets of $12,475 and have incurred net losses of $117,528 for the period from our inception on August 15, 2014 to August 31, 2016.

We are a development-stage company formed to develop and distribute our product to the furniture industry. To date, we have had limited operations. We have developed our business plan, and executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us. As of the date of the financial statements included in this filing, August 31, 2016 we had purchased products from LINHAI FEELWAY LEISURE PRODUCTS CO. for the sales revenue generated during that period. Our sales to date have been to one customer, Furniture Direct. We do not have any other customers and we cannot guarantee we ever will have any other customers. Even if we obtain more customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

Product

During August 2014, EMERALD DATA INC. executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. All are manufacturing companies having principal offices in China. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us. EMERALD DATA INC. will then distribute these Outdoor, Wicker, Patio, Garden Rattan Furniture to our clients.

We are currently selling “off the shelf” products that are offered by our suppliers. If we are successful in our business plan we will begin to develop our own furniture and also offer clients the ability to custom design their own products.

Our table sets, chairs, sofas and other furniture products come with a 1 year warranty. We plan on expanding our product selection in the future. General market research done by our director shows table sets, chairs, sofas and other furniture similar to those we will offer are very popular outdoors in restaurants, resorts, private homes or just as stand-alone products. Our director conducted limited market research and talked to restaurant owners and some resorts buyers. His conclusion was that what we offer is what they are looking for, at fair price and high quality.

Target Market

It is our belief based on management’s observations and information gleaned from major USA magazines (Home magazines) that contemporary (latest trend) furniture table sets, chairs, sofas and other furniture have increased in popularity over time, and they have caused significant impact upon popular culture and have spawned many fads. The unfortunate side of contemporary, or latest trend, table sets, chairs, sofas and other furniture is that they are quickly replaced by the-next-best-thing. Quick developments of technology has stock continuously changing with popularity. The simple and easy to use furniture are set to provide the customers with the product they seek with no bells and whistles. This helps to keep the cost of furniture low. This contemporary market is our target market.

Industry analysis

The furniture industry is an established structure of distributors, route operators and family furniture centers. In North America, there are several associations such as National Furniture Association www.nationalfurnitureassociation.com and International Furnishings and Design Association www.ifda.com. Internationally, there are similar associations in most developed countries. Each of these organizations has members, each being a potential customer for EMERALD DATA INC. platform. In addition to the “organized” part of the industry, there are many smaller operators that can be reached via industry magazine advertising and direct contact. However, there is no assurance that we will be successful in finding more potential customers.

Marketing

Trade shows:

In North America, there are several major trade shows in the furniture industry, such as Dining By Design, Home and Landscaping Show. Trade show marketing will be a key component of our overall marketing campaign. We intend to present at a major industry trade show within 7-12 months after the completion of our offering. The average trade show booth costs about $3,500 and $1,000 to deliver goods.

Direct contact with distributors:

We have identified some of distributors of Outdoor, Wicker, Patio, Garden Rattan Furniture in the U.S.A., and intend to market directly to these distributors.

Industry advertising

We intend to advertise online and using ads in industry-related magazines. Some sites and industry media have already been identified. A media advertising campaign will coincide with our Trade Show marketing campaign.

Freight

Product availability is also a key component of sales, especially when it comes to revenue-generating product. We have researched delivery methods, cost and estimated delivery times to all major markets. Once we begin designing our own furniture and not just buying from existing product from the manufacturers, we anticipate 25 days delivery time to the USA from China.

Contracts

During August 2014, EMERALD DATA INC. executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. All are manufacturing companies having principal offices in China. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us under the terms and conditions contained in each agreement.

Revenue

- Our revenue will be 10-30 % mark up: depending on quantity of the order.

- Manufacturer gives us 90 days to pay an invoice and we give to our customers 30- 60 days depending on a quantity of the order to pay their invoices which allows us to make sales without initial investment for the furniture.

- We will not keep warehousing and shipping within the country because all the products will be going directly to our clients from the manufacturer eliminating our storage costs.

Competition

There are few barriers of entry in the Outdoor, Wicker, Patio, Garden Rattan Furniture distribution business and level of competition is extremely high. There are many domestic and international distributors of this type of furniture. We will be in direct competition with them. Many large distributors have greater financial capabilities than us and will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better prices for similar furniture than us which may also cause us to lose business.

Employees

We are a development stage company and currently have no employees, other than Janis Kalnins, our president and director. We intend to hire a sales representative if we are able to generate revenue to cover the cost.

Offices

Our principal executive offices are located at Atbrivosanas Aleja 5, Rezekne, Latvia, which we purchased on August 26, 2014 for $14,000. Our phone number is (702) 757-1148.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the furniture distribution business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to our Business

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on August 15, 2014 and to date have been involved primarily in organizational activities. We have commenced limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new distribution companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates.  Prior to widespread distribution of Outdoor, Wicker, Patio, Garden Rattan Furniture, we anticipate that we will incur increased operating expenses without realizing sufficient revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN ANY SUBSTANTIAL REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO GENERATE MORE REVENUE OR RAISE FINANCING IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANT HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have net losses of $117,528 for the period from our inception on August 15, 2014 to August 31, 2016. Our future is dependent upon future profitable operations in the Outdoor, Wicker, Patio, Garden Rattan Furniture distribution business or our ability to obtain additional financing. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in EMERALD DATA INC. is suitable.

THE EFFECT OF THE RECENT ECONOMIC CRISIS MAY IMPACT OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITIONS.

The recent global crisis has caused disruption and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments may affect our business, operating results or financial condition in a number of ways. For example, our potential customers may never start spending with us, may have difficulty paying us or may delay paying us for previously purchased services. A slow or uneven pace of economic recovery would negatively affect our ability to start our distribution business and obtain financing.

BECAUSE WE WILL PURCHASE OUR PRODUCTS FROM OVERSEAS, A DISRUPTION IN THE DELIVERY OF IMPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We will import our product from China. Because we import our products we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in the United States, Canada or Brazil. Deliveries of our products may be disrupted through factors such as:

(1)	raw material shortages, work stoppages, strikes and political unrest;

(2)	problems with ocean shipping, including work stoppages and shipping container shortages;

(3)	increased inspections of import shipments or other factors causing delays in shipments; and

(4)	economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

IF WE DO NOT ATTRACT ADDITIONAL CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We currently have one customer who buys our furniture products from us. We do not have any other customers and we cannot guarantee we ever will have any other customers. Even if we obtain more customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot sell our furniture at prices which generate a profit.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT, AND IF WE ARE UNABLE TO COMPETE WITH OUR COMPETITORS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED.

We operate in a highly competitive environment. Our competition includes large, small and midsized companies, and many of them may distribute similar Outdoor, Wicker, Patio, Garden Rattan Furniture in our markets at competitive prices. This highly competitive environment could materially adversely affect our business, financial condition, results of operations and cash flows.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE WILL SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE THE COMPANY’S HEADQUARTERS AND ASSETS ARE LOCATED OUTSIDE THE UNITED STATES, IN LATVIA, INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS NON-U.S. RESIDENT OFFICERS AND DIRECTOR.

While we are organized under the laws of State of Nevada, our officer and director is a non-U.S. resident and our headquarters and assets are located outside the United States in Latvia. Consequently, it may be difficult for investors to affect service of process on him in the United States and to enforce in the United States judgments obtained in United States courts against him based on the civil liability provisions of the United States securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

BECAUSE OUR OFFICER AND DIRECTOR OWNS 79% OF OUR OUTSTANDING COMMON STOCK HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Kalnins our president and director, owns 79% of the outstanding shares of our common stock. Accordingly, he has significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Kalnins may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR CURRENT PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Janis Kalnins, our president and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Kalnins to our company could negatively impact our business development.

IF JANIS KALNINS, OUR PRESIDENT AND DIRECTOR, SHOULD RESIGN OR DIE, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER THAT COULD RESULT IN OUR OPERATIONS SUSPENDING. IF THAT SHOULD OCCUR, YOU COULD LOSE YOUR INVESTMENT.

We depend on the services of our president and director, Janis Kalnins, for the future success of our business. The loss of the services of Mr. Kalnins could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose your entire investment.

RISKS ASSOCIATED WITH OUR COMMON STOCK

OUR SHARES OF COMMON STOCK ARE LISTED FOR TRADING ON THE OTC BULLETIN BOARD, THE TRADING PRICE MAY FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock has been listed for trading on the Over-the-Counter Bulletin Board.  The extremely small numbers of holders sharply limits liquidity of the shares, and there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  Our common stock is subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable.  Investors that require liquidity should also not invest in our common stock.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 5,050,000 issued and outstanding shares of common stock.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

ANTI-TAKEOVER AFFECTS OF CERTAIN PROVISIONS OF NEVADA STATE LAW HINDER A POTENTIAL TAKEOVER OF THE COMPANY.

Though not now, we may be or in the future we may become subject to Nevada’s control share law.  A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation.  The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:  (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more.  The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders.  The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation. In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

ITEM 2. PROPERTIES.

Our principal executive offices are located at Atbrivosanas Aleja 5, Rezekne, Latvia which we purchased on August 26, 2014 for $14,000. Our phone number is (702) 757-1148. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the Counter Bulletin Board. There has been no active trading of our common stock.

Holders of our Common Stock

As of August 31, 2016, there were 31 registered stockholders, holding 5,050,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On August 15, 2014 the Company authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

On August 25, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received proceeds of $4,000 from the sale of the common stock.

In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company’s Registration Statement on Form S-1. The Company received proceeds of $42,000 from the sale of the common stock.

As of August 31, 2016 there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We have generated $292,727 in revenues since our inception on August 15, 2014. Our cost of goods sold was $281,723 resulting in a gross profit of $11,004. During the period from inception to August 31, 2016, our operating expenses were comprised of selling, general and administrative expenses of $45,199 and accrued payroll expenses of $83,333. Our selling, general and administrative expenses consisted of mainly professional fees.

Our total assets at August 31, 2016 were $12,475, which was $355 in cash and $12,120 in property (net of depreciation).

During the year ended August 31, 2016, we generated $129,546 in revenues with cost of goods sold being $150,596, resulting in a gross loss of $21,050. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $26,323 and accrued payroll of $40,000, resulting in a net loss of $87,373, or $0.017 per share.

During the year ended August 31, 2015, we generated $122,581 in revenues with cost of goods sold being $100,827, resulting in a gross profit of $21,754. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $18,791. The provision for income tax benefit was $(2,700), resulting in a net loss of $34,337, or $0.009 per share.

We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000.

On August 15, 2014 the Company authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

On August 25, 2014 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received proceeds of $4,000 from the sale of the common stock.

In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company’s Registration Statement on Form S-1. The Company received proceeds of $42,000 from the sale of the common stock.

As of August 31, 2016 the Company had 5,050,000 shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

As of August 31, 2016, there is a total of $670 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand. The company has recorded $83,333 in accrued payroll to our officer/director.

Plan of Operation for the next 12 months

Our cash balance is $355 as of August 31, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Our specific goal is to profitably distribute Outdoor, Wicker, Patio, Garden Rattan Furniture. Our plan of operations, based on only raising half the offering proceeds ($40,000) in our recent offering, is as follows:

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

Our cost of development of the products:

"Designer Sofa"	$1,500
"Designer Custom Table Set"	$2,500
Total:	$4,000

Establish relationship with Distributors and Operators

Month 6-12

We have already identified major distributors of Outdoor, Wicker, Patio,Garden Rattan Furniture in USA, Canada, and intend to market directly to these distributors. The initial list of distributors we have obtained using the internet (ex: http://americanwicker.com/ and http://www.americanrattan.com/ ). Future distributors we are planning to obtain via expo shows such as The Capital Region Spring Home Show in Clifton Park, USA , Dining By Design in Chicago, USA, Dream Home in Chicago, USA, San Diego Spring Home Show in San Diego, USA, Remodeling & Design Expo in Boise, USA, Home and Landscaping Show in Colorado Springs in Colorado Springs, USA. We are planning to focus our business plan on the USA for next 2-3 years to establish relationships with major distribution companies, after that we are planning to move to Canada using the same strategy.

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

Liquidity and Capital Resources

At August 31, 2016, we had $355 in cash and there were outstanding liabilities of $84,003. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $292,727 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Summary of significant accounting policies:

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Emerald Data Inc.

We have audited the accompanying balance sheets of Emerald Data Inc.("the Company") as of August 31, 2016, and the related statements of operations, stockholder's equity, and cash flows for the year ended August 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Data Inc. as of August 31, 2016 and the related statements of operations, stockholder's equity, and cash flows for the year ended August 31, 2016, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has two years operating history and as of August 31, 2016, the Company had a working capital deficit of $83,648 and an accumulated deficit of $87,373. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJSH & Co.LLP

New Delhi, India

Independent Auditors registered with

Public Company Accounting Oversight Board

Date: November 21, 2016

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (Audited)

	August 31	August 31
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$355	$4,795

FIXED ASSETS
Buildings and Land	14,000	14,000
Accumulated Depreciation	(1,880)	(947)
TOTAL ASSETS	$12,475	$17,848

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued salary	$83,333	$43,333
Related party loan	670	670
Income tax payable	-	-
	84,003	44,003
STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value;
5,050,000 and 4,000,000 shares issued and outstanding at
August 31, 2016 and 2015	5,050	4,000
Additional Paid in Capital	40,950	-
Income (Deficit) accumulated during the development stage	(117,528)	(30,155)

Total Stockholders' Equity	(71,528)	(26,155)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,475	$17,848

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Audited)

			From Inception
	Year Ended	Year Ended	(August 15, 2014) to
	August 31, 2016	August 31, 2015	August 31, 2016
Income:

Revenue	$129,546	$122,581	$292,727
Cost of Goods Sold:
Furniture Purchases	150,596	100,827	281,723

Gross Profit	(21,050)	21,754	11,004

Operating Expenses:
General and administrative	26,323	18,791	45,199
Payroll	40,000	40,000	83,333

Total Expenses	66,323	58,791	128,532
Net income before income tax provision	(87,373)	(37,037)	(117,528)
Provision for income tax	-	(2,700)	-

Net gain (loss) for the period	$(87,373)	$(34,337)	$(117,528)

Net earnings (loss) per share:
Basic and diluted	$(0.0173)	$(0.0086)	$(0.0233)

Weighted average number of shares outstanding:
Basic and diluted	5,050,000	4,000,000	5,050,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Equity

Balance, August 15, 2014 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on August 25, 2014	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	4,182	4,182
Balance, August 31, 2014	4,000,000	$4,000	$-	$4,182	$8,182

Net gain (loss)	-	-	-	(34,337)	(34,337)
Balance, August 31, 2015	4,000,000	$4,000	$-	$(30,155)	$(26,155)

Common Shares issued:
for cash in February 2016	1,050,000	1,050	40,950		42,000

Net gain (loss)	-	-	-	(87,373)	(87,373)
Balance, August 31, 2016	4,000,000	$5,050	$40,950	$(117,528)	$(71,528)

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Audited)

			From inception
	Year Ended	Year Ended	(August 15, 2014) to
	August 31, 2016	August 31, 2015	August 31, 2016
Operating activities:

Net gain (loss)	$(87,373)	$(34,337)	$(117,528)
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:
Accrued salary	40,000	40,000	83,333
Related party loan	-	670	670
Income tax payable	-	(2,700)	-
Building and Land	-	-	(14,000)
Accumulated Depreciation	933	933	1,880

Net cash provided by operating activities	(46,440)	4,567	(45,645)

Financing activities:

Proceeds from issuance of common stock	42,000	-	46,000

Net cash provided by financing activities	42,000	-	46,000

Net increase in cash	(4,440)	4,567	355

Cash, beginning of period	4,795	228	-

Cash, end of period	$355	$4,795	$355

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2016

Note 1: Organization and Basis of Presentation

Emerald Data Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014.

The Company is in the development phase and is in the business of distributing Outdoor, Wicker, Patio and Garden Rattan Furniture. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of August 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Emerald,” “we,” “us,” “our” or the “Company” are to Emerald Data Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2016

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2016

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

In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company’s Registration Statement on Form S-1. The Company received proceeds of $42,000 from the sale of the common stock.

As of August 31, 2016 there were no outstanding stock options or warrants.

Note 6: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2016

The Company showed an income tax expense of $2,700 for the year ended August 31, 2014, there was no income tax expense for the years ended August 31, 2016 or 2015. The rate was as follows:

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

				From Inception
	Year Ending	Year Ending	Year Ending	(Aug 15, 2014) to
	8/31/2016	8/31/2015	8/31/2014	(Aug 31, 2016)
Deferred tax assets

Net operating losses	$(87,373)	$(37,037)	0	$(117,528)

Deferred tax liability				-
Net deferred tax assets	$34,075	$14,444	0	$45,836
Less valuation allowance	$(34,075)	$(14,444)	0	$(45,836)
Deferred tax asset - net valuation allowance				-

Note 7: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

During the year ended August 31, 2015 the director of the Company advanced the Company $670. The balance on the loan from the director at August 31, 2016 is $670. The loan bears no interest and is payable on demand.

During the year ended August 31, 2016 the Company accrued $40,000 in payroll expenses for the Company’s sole officer. The accrued payroll expense balance at August 31, 2016 is $83,333.

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2016

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

We purchased our principal executive offices at Atbrivosanas Aleja 5, Rezekne, Latvia, on August 26, 2014 for $14,000.

For the year ended August 31, 2016 the company recorded $933 in depreciation expense. From inception (August 15, 2014) through August 31, 2016 the company has recorded a total of $1,880 in depreciation expense.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from August 15, 2014 (date of inception) to August 31, 2016 with a net loss of $117,528. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s current cash of $355 and anticipated revenues may not be sufficient to cover the expenses they will incur during the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On September 24, 2015, the Board of Directors of the Registrant received the resignation of Yichien Yeh, CPA, the company’s independent registered public account firm. The Board of Directors of the Registrant accepted the resignation of Yichien Yeh, CPA. The review reports of Yichien Yeh, CPA on the Company's financial statements for interim periods did not contain an adverse opinion.

There were no disagreements with Yichien Yeh, CPA whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Yichien Yeh CPA's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Yichien Yeh, CPA furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter has was included as an exhibit to the Form 8-K filed with the Securities and Exchange Commission reporting this change.

b) On September 24, 2015, the registrant engaged AJSH & CO. LLP as its independent accountant. During the most recent fiscal year (since inception) and the interim periods preceding the engagement, the registrant had not consulted AJSH & CO. LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2016, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended August 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of August 31, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Janis Kalnins Atbrivosanas Aleja 5, Rezekne, Latvia	51	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Janis Kalnins has acted as our President, Treasurer and sole Director since our incorporation on August 15, 2014.

Mr. Kalnins education:

- University of Latvia, Riga, Latvia- 1990

Mr. Kalnins work experience:

- Furniture designer 1989-2009

- Furniture Designers Association, Riga, Latvia 2009-2011

- Furniture Showroom Owner 2011-2014

For last three years he has been managing his own furniture showroom business.

Based on Mr. Kalnins experience at managing his own furniture showroom business for the past three years and his extensive history in designing furniture, we concluded that he is best person to run our company.

During the past ten years, Mr. Kalnins has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Kalnins was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Kalnins’ involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

TERM OF OFFICE

Directors are appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Janis Kalnins, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 11. EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on August 15, 2014 until August 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Janis Kalnins,	2016	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000
President and Treasurer	2015	43,333	-0-	-0-	-0-	-0-	-0-	-0-	43,333

There are no current employment agreement between the company and its officer.

Mr. Kalnins currently devotes approximately twenty hours per week to manage the affairs of the Company. For the year ended August 31, 2016 the Company accrued $40,000 in management salary.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of August 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Janis Kalnins	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Janis Kalnins Atbrivosanas Aleja 5, Rezekne, Latvia	4,000,000 shares of common stock (direct)	79%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2016, there were 5,050,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

On August 25, 2014, we issued a total of 4,000,000 shares of restricted common stock to Janis Kalnins, our president and director in consideration of $4,000.

During the year ended August 31, 2015 the director of the Company advanced the Company $670. The balance on the loan from the director at August 31, 2016 is $670. The loan bears no interest and is payable on demand.

During the year ended August 31, 2016 the Company accrued $40,000 in payroll expenses for the Company’s sole officer. The balance of accrued payroll at August 31, 2016 is $83,333

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended August 31, 2016, the total fees billed for audit-related services was $3,500 for tax services was $0 and for all other services was $0.

During the year ended August 31, 2015, the total fees billed for audit-related services was $4,000, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Data Inc. Registrant

Date November 21, 2016	By:	/s/ Janis Kalnins
Janis Kalnins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

