Form 10-Q
period 2016-11-30
Emerald Data Inc
filed 2017-01-17
CIK 1622231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,050,000 shares as of January 17, 2017

ITEM 1. FINANCIAL STATEMENTS

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30	August 31
	2016	2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$233	$355

FIXED ASSETS
Buildings and Land	14,000	14,000
Accumulated Depreciation	(2,113)	(1,880)
TOTAL ASSETS	$12,120	$12,475

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accrued salary	$93,333	$83,333
Related party loan	670	670
Income tax payable	-	-
	94,003	84,003

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,050,000 shares issued and outstanding at November 30, 2016 and August 31, 2016	5,050	5,050
Additional Paid in Capital	40,950	40,950
Income (Deficit) accumulated during the development stage	(127,883)	(117,528)

Total Stockholders' Equity	(81,883)	(71,528)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,120	$12,475

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

			From Inception
	Three Months Ended	Three Months Ended	(August 15, 2014) to
	November 30, 2016	November 30, 2015	November 30, 2016

Income:
Revenue	$30,000	$30,035	$322,727
Cost of Goods Sold:
Furniture Purchases	27,072	29,513	308,795

Gross Profit	2,928	523	13,932

Operating Expenses:
General and administrative	3,283	4,547	48,482
Payroll	10,000	10,000	93,333
Total Expenses	13,283	14,547	141,815

Net income before income tax provision	(10,355)	(14,025)	(127,883)

Provision for income tax	-	-	-

Net gain (loss) for the period	$(10,355)	$(14,025)	$(127,883)

Net earnings (loss) per share:
Basic and diluted	$(0.0021)	$(0.0035)	$(0.0253)

Weighted average number of shares outstanding:

Basic and diluted	5,050,000	4,000,000	5,050,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Three Months Ended	Three Months Ended	(August 15, 2014) to
	November 30, 2016	November 30, 2015	November 30, 2016

Operating activities:
Net gain (loss)	$(10,355)	$(14,025)	$(127,883)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accrued salary	10,000	10,000	93,333
Related party loan	-	-	670
Income tax payable	-	-	-
Building and Land	-	-	(14,000)
Accumulated Depreciation	233	233	2,113

Net cash provided by operating activities	(122)	(3,791)	(45,767)

Financing activities:

Proceeds from issuance of common stock	-	-	46,000
Net cash provided by financing activities	-	-	46,000
Net increase in cash	(122)	(3,791)	233

Cash, beginning of period	355	4,795	-

Cash, end of period	$233	$1,003	$233

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016.

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

November 30, 2016

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

November 30, 2016

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

As of November 30, 2016 there were no outstanding stock options or warrants.

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

November 30, 2016

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

The Company showed an income tax expense of $2,700 for the year ended August 31, 2014, there was no income tax expense for the years ended August 31, 2016 or 2015. The rate was as follows:

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

	Year Ending	Year Ending	Year Ending	From Inception (Aug 15, 2014) to
	8/31/2016	8/31/2015	8/31/2014	(Aug 31, 2016)
Deferred tax assets
Net operating losses	$(87,373)	$(37,037)	$0	$(117,528)

Deferred tax liability				-
Net deferred tax assets	$34,075	$14,444	$0	$45,836
Less valuation allowance	$(34,075)	$(14,444)	$0	$(45,836)
Deferred tax asset - net valuation allowance	-	-	-	$-

Note 7: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2016

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

For the three months ended November 30, 2016 the company recorded $233 in depreciation expense.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from August 15, 2014 (date of inception) to November 30, 2016 with a net loss of $127,883. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s current cash of $233 and anticipated revenues will be sufficient to cover the expenses they will incur during the next twelve months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Emerald" and “Emerald Data” mean Emerald Data Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at November 30, 2016 were $12,120, which was comprised of $233 cash in the bank and $11,887 (net of depreciation) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company’s Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on December 14, 2015. In February 2016 the Company issued 1,050,000 shares of common stock for a purchase price of $0.04 per share to 30 independent shareholders pursuant to the Company’s Registration Statement on Form S-1. The Company received proceeds of $42,000 from the sale of the common stock.

Our revenue for the three months ended November 30, 2016 was $30,000. Our cost of goods sold for the three months ended November 30, 2016 was $27,072 resulting in a gross profit of $2,928. Our operating expenses for the three months ended November 30, 2016 were $13,283 resulting in a net income (loss) of $(10,355).

Our revenue for the three months ended November 30, 2015 was $30,035. Our cost of goods sold for the three months ended November 30, 2015 was $29,513 resulting in a gross profit (loss) of $523. Our operating expenses for the three months ended November 30, 2015 were $14,547 resulting in a net income (loss) of $(14,025).

Our revenue from inception through November 30, 2016 was $322,727. Our cost of goods sold for the same period was $308,795 resulting in a gross profit of $13,932. Our operating expenses for the same period were $141,815, resulting in a net income (loss) of $(127,883), a net gain (loss) of $(.0253) per share.

As of November 30, 2016, there is a total of $670 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand. There is accrued salary payable to the officer of the company of $93,333.

The following table provides selected financial data about our Company for the period from the date of incorporation through November 30, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	11/30/2016

Cash	$233
Total assets	$12,120
Total liabilities	$94,003
Stockholder’s equity	$(81,883)

Plan of Operation for the next 12 months

Our cash balance is $233 as of November 30, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless we complete our offering and additional revenues are generated. Due to company not being able to raise sufficient capital to execute our full business plan, company is now participating in conversations with third parties regarding substitute directions for Emerald Data Inc .These substitute directions could reinforce shareholder value. As of the date of filing this Report on Form 10-Q, we have not enrolled into any agreement to change our direction. Company business plan assumes that we will continue with our business as originally planned. In the meantime, as noted above, we are in conversations that could lead to another direction for the Emerald Data Inc.

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

Establish relationship with Distributors and Operators

Month 6-12

We have already identified major distributors of Outdoor, Wicker, Patio,Garden Rattan Furniture in USA, Canada, and intend to market directly to these distributors. The initial list of distributors we have obtained using the internet (ex: http://americanwicker.com/ and http://www.americanrattan.com/). Future distributors we are planning to obtain via expo shows such as The Capital Region Spring Home Show in Clifton Park, USA , Dining By Design in Chicago, USA, Dream Home in Chicago, USA, San Diego Spring Home Show in San Diego, USA, Remodeling & Design Expo in Boise, USA, Home and Landscaping Show in Colorado Springs in Colorado Springs, USA. We are planning to focus our business plan on the USA for next 2-3 years to establish relationships with major distribution companies, after that we are planning to move to Canada using the same strategy.

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

Liquidity and Capital Resources

At November 30, 2016 the Company had $233 in cash and there were outstanding liabilities of $94,003. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Emerald Data Inc. Registrant

Date: January 17, 2017	By:	/s/ Janis Kalnins
Janis Kalnins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

