Form 10-Q
period 2017-02-28
Emerald Data Inc
filed 2017-03-22
CIK 1622231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,050,000 shares as of March 20, 2017

ITEM 1. FINANCIAL STATEMENTS

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2017	2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,522	$355

FIXED ASSETS
Buildings and Land	14,000	14,000
Accumulated Depreciation	(2,346)	(1,880)
TOTAL ASSETS	$13,176	$12,475

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accrued salary	$103,333	$83,333
Related party loan	670	670
Income tax payable	-	-
	104,003	84,003

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,050,000 shares issued and outstanding at February 28, 2017 and August 31, 2016	5,050	5,050
Additional Paid in Capital	40,950	40,950
Income (Deficit) accumulated during the development stage	(136,827)	(117,528)

Total Stockholders' Equity	(90,827)	(71,528)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,176	$12,475

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

					From Inception
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(August 15, 2014) to
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016	February 28, 2017

Income:
Revenue	$35,188	$15,390	$65,188	$45,425	$357,915
Cost of Goods Sold:
Furniture Purchases	31,650	55,732	58,721	85,245	340,444

Gross Profit	3,538	(40,342)	6,467	(39,820)	17,471

Operating Expenses:
General and administrative	2,483	1,879	5,766	6,426	50,965
Payroll	10,000	-	20,000	10,000	103,333

Total Expenses	12,483	1,879	25,766	16,426	154,298

Net income before income tax provision	(8,944)	(42,221)	(19,299)	(56,246)	(136,827)

Provision for income tax	-	-	-	-	-

Net gain (loss) for the period	$(8,944)	$(42,221)	$(19,299)	$(56,246)	$(136,827)

Net earnings (loss) per share:
Basic and diluted	$(0.0018)	$(0.0106)	$(0.0038)	$(0.0141)	$(0.0271)

Weighted average number of shares outstanding:

Basic and diluted	5,050,000	4,000,000	5,050,000	4,000,000	5,050,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Six Months Ended	Six Months Ended	(August 15, 2014) to
	February 28, 2017	February 29, 2016	February 28, 2017

Operating activities:
Net gain (loss)	$(19,299)	$(56,246)	$(136,827)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accrued salary	20,000	10,000	103,333
Related party loan	-	-	670
Income tax payable	-	-	-
Building and Land	-	-	(14,000)
Accumulated Depreciation	467	233	2,346

Net cash provided by operating activities	1,167	(46,013)	(44,478)

Financing activities:

Proceeds from issuance of common stock	-	42,000	46,000
Net cash provided by financing activities	-	42,000	46,000
Net increase in cash	1,167	(4,013)	1,522

Cash, beginning of period	355	4,795	-

Cash, end of period	$1,522	$782	$1,522

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Emerald Data Inc.

Notes to the Financial Statements

February 28, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017.

Emerald Data Inc.

Notes to the Financial Statements

February 28, 2017

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

February 28, 2017

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

As of February 28, 2017 there were no outstanding stock options or warrants.

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

February 28, 2017

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

Emerald Data Inc.

Notes to the Financial Statements

February 28, 2017

During the year ended August 31, 2015 the director of the Company advanced the Company $670. The balance of the loan from the director at February 28, 2017 is $670. The loan bears no interest and is payable on demand.

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

For the three months ended February 28, 2017 the company recorded $233 in depreciation expense.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from August 15, 2014 (date of inception) to February 28, 2017 with a net loss of $136,827. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s current cash of $1,522 and anticipated revenues will be sufficient to cover the expenses they will incur during the next twelve months.

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

Results of Operations

Our total assets at February 28, 2017 were $13,176, which was comprised of $1,522 cash in the bank and $11,654 (net of depreciation) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,000 per year.

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

Our revenue for the three months ended February 28, 2017 and 2016 was $35,188 and $15,390, respectively. Our cost of goods sold for the three months ended February 28, 2017 and 2016 was $31,650 and $55,732 resulting in a gross profit (loss) of $3,538 and $(40,342). Our operating expenses for the three months ended February 28, 2017 and 2016 were $12,483 and $1,879 resulting in a net income (loss) of $(8,944) and $(42,221), respectively.

Our revenue for the six months ended February 28, 2017 and 2016 was $65,188 and $45,425, respectively. Our cost of goods sold for the six months ended February 28, 2017 and 2016 was $58,721 and $85,245 resulting in a gross profit (loss) of $6,467 and $(39,820). Our operating expenses for the six months ended February 28, 2017 and 2016 were $25,766 and $16,426 resulting in a net income (loss) of $(19,299) and $(56,246), respectively.

Our revenue from inception (August 15, 2014) through February 28, 2017 was $357,915. Our cost of goods sold for the same period was $340,444 resulting in a gross profit of $17,471. Our operating expenses for the same period were $154,298, resulting in a net income (loss) of $(136,827), a net gain (loss) of $(.0271) per share.

As of February 28, 2017, there is a total of $670 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand. There is accrued salary payable to the officer of the company of $103,333.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 28, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	2/28/2017

Cash	$1,522
Total assets	$13,176
Total liabilities	$104,003
Stockholder’s equity	$(90,827)

Plan of Operation for the next 12 months

Our cash balance is $1,522 as of February 28, 2017. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless we complete our offering and additional revenues are generated.

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

Liquidity and Capital Resources

At February 28, 2017 the Company had $1,522 in cash and there were outstanding liabilities of $104,003. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 28, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

EMERALD DATA INC. Registrant

Date March 20, 2017	By:	/s/ Janis Kalnins
Janis Kalnins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

