Form 10-K
period 2017-08-31
Emerald Data Inc
filed 2017-12-14
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-200629

EMERALD DATA, INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2513795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Avenida Dr.Rodrigo Rodrigues

No.223-225. Edif Nam Kwong. 8 Andar J2. Macau

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (853) 28713852

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2017, the registrant had 5,050,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated into the text by reference.

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

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Emerald" and “Emerald Data” mean Emerald Data, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General Information

EMERALD DATA INC. was incorporated in the State of Nevada as a for-profit company on August 15, 2014 and established a fiscal year end of August 31.

Prior to takeover by new management on July 5, 2017, we are a development-stage company formed to develop and distribute our product to the furniture industry. To date, we have had limited operations. We have developed our business plan, and executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us. As of the date of the financial statements included in this filing, August 31, 2017 we had purchased products from LINHAI FEELWAY LEISURE PRODUCTS CO. for the sales revenue generated during that period. Our sales to date have been to one customer, Furniture Direct. We do not have any other customers and we cannot guarantee we ever will have any other customers. Even if we obtain more customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

Then on July 5th, 2017, Janis Kalnins, the Company's Director and CEO, completed a transaction with New Million Global Holdings Limited, by which they acquired 3,310,000 shares of common stocks, representing 66% ownership of the Company. New Million Global Holdings Limited paid $255,623.00 in cash. On the same date, Mr. Kalnins resigned from his official positions as Director and CEO of the Company, and again on the same day the shareholders of the Corporation voted Mr. Michael Veng Kun Lun as Director, and CEO, and Mr. Teck Sion Lim as Director and CFO.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

New Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Veng Kun LUN	55	Chief Executive Officer and Director
Teck Siong LIM	44	Chief Financial Officer and Director

Veng Kun LUN

Mr. Veng Kun Lun, aged 55, has more than 25 years’ experience in the marketing and sales industry. He is CEO of New Asia Energy, Inc., and was formerly Sales Manager of Jardine Office Solution, Macau; Founder and Director of All-In-One Officer Solution Co Ltd. He also was the founder and president of Green Environment Protection Association of Macau. In 2015, he was invited to be the Advisor of Overseas Chinese Federation of Fangchengang & Baise City in Guanxi, China. Mr. Lun holds a Diploma in Business Management from the Hong Kong Management Association.

Teck Siong LIM

Mr. Lim, 44, holds a Diploma in Business and Management from KDU College, Malaysia. Prior to joining the company, he was a unit sale manager of Great Eastern Life Assurance (M) Berhad, Malaysia. He was awarded the Million Dollar Producer Club in 1995, 1996 and 1997, and Supremacy Award winner of year 2000, 2001 and 2002. Mr. Lim brings more than 20 years of managerial experience in executive level finance to the

Company.

Product

Before July 5, 2017, EMERALD DATA INC. executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. All are manufacturing companies having principal offices in China. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us. EMERALD DATA INC. will then distribute these Outdoor, Wicker, Patio, Garden Rattan Furniture to our clients. Initially we were selling “off the shelf” products that are offered by our suppliers. If we are successful in our business plan we will begin to develop our own furniture and also offer clients the ability to custom design their own products. Our table sets, chairs, sofas and other furniture products come with a 1-year warranty. We plan on expanding our product selection in the future. General market research done by our director shows table sets, chairs, sofas and other furniture similar to those we will offer are very popular outdoors in restaurants, resorts, private homes or just as stand-alone products. Our director conducted limited market research and talked to restaurant owners and some resorts buyers. His conclusion was that what we offer is what they are looking for, at fair price and high quality.

After new management took control on July 5, 2017, they made the decision to change the business model to food blogging.

Marketing

To extend and publicize the latest network trend, Emerald Data Inc. with its operating companies located in Macau, create this company to come onto our blog to advertise their business and to sponsor our business and at the same time to achieve mutual trust and win-win situation.

If the netizen speaks in the company’s blog, it will be free to express their personal satisfaction or dissatisfaction to the blog. A person to ten people even thousands are free to discuss, to make comments. In a brief period, there can be tens of thousands of netizens in the discussion creating the attention and the publicity needed

By Joining an affiliate program is a great way to make money promoting products and services you love. Basically, once you refer a product through an affiliate program and customer make a purchase, we’ll get a profit. It’s that easy.

Market Overview

Based on the current world trend, it is now World of Internet, internet world, computers and electronics companies, the world comes into the new century of computer networking. Regardless of which industry, internet is used as a marketing tool for a variety of sales thus reducing cost of networking.

Therefore, with these connections, it will help you grow your restaurants and entity and connects with food bloggers for a vital part of your digital marketing strategy.

According to Technorati Media statistics, blogs are the third most influential digital resource which people use when making purchases, just behind retail and branded sites. One of the best ways to help grow your entity is to reach out to food bloggers and get oneself enlisted on the bloggers’ sites. Business owners can also choose to conduct an on-going blogger outreach campaign by initiating and cultivating relationships with these foodies. You’ll find that creating a long-term relationship with food bloggers can be mutually beneficial and profitable.

With this new innovative way, we can achieve a higher sales and publicity of our products and merchandise .The use of internet has reached the most important part of the profitability of all enterprises be it both large and medium-sized enterprise or small enterprises.

About us

Emerald Data Inc.(EMRD) is a network of food related information dissemination company (referred to as Food Blog).

This business has hundreds of thousands of members. It has a diverse way to promote using blog articles, short video and photo to achieve extreme online exposure. It even creates customer awareness just to promote to the suburbs.

We are the trend mover for Asia and Southeast Asia food bloggers, Travel and food are perfect companions and this chart highlights the very best food bloggers in our company who go out and explore the world’s cuisines.

Emerald Data Inc. are one of leading trends for food Blogging Company. Blogging isn’t just a way for business to promote their products and services. It can actually be the main concept behind a number of businesses.

Our business model is two sided. Side one devotes our efforts towards mostly from advertisement and sponsored content such as restaurant, bar, lounge, travelling and etc.

The other side is our passion project. We’re naming this the affiliate program and focusing on the rebuilding of how we as a community perceive food for around the world, this create hands-on opportunities to get our revenue.

Employees

 As of August 31, 2017, Company only have 2 employees i.e. the CEO and the CFO.

Offices

Our principal executive offices are located at Avenida Dr.Rodrigo Rodrigues.No,223-225, Edif .Nam Kwong. 8 Andar J2, Macau. Our phone number is (853) 28713852.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the food blogging business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

ITEM 1B. UNRESOLVED STAFF COMMENT

Not applicable.

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

ITEM 2. PROPERTIES.

Our pervious principal executive offices were located at Atbrivosanas Aleja 5, Rezekne, Latvia.

Currently, the principal executive offices are located at Avenida Dr.Rodrigo Rodrigues No.223-225. Edif Nam Kwong. 8 Andar J2. Macau.Our phone number is (853) 28713852. These offices are provided free of charge by Veng Kun Lun, our Chief Executive Officer. Mr. Veng Kun Lun personally leased the office space and currently offers the space to the Company as its corporate office free of charge.

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

As of August 31,2017, there were 10 registered stockholders, holding 5,050,000 shares of our issued and outstanding common stock.

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

On July 5th, 2017, Janis Kalnins, the Company's Director and CEO, completed a transaction with New Million Global Holdings Limited, by which they acquired 3,310,000 shares of common stocks, representing 66% ownership of the Company. New Million Global Holdings Limited paid $255,623.00 in cash.

As of August 31, 2017, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded $82,772 (August 31, 2016:$129,546) and $75,040 (year ended August 31, 2016:$150,596) in respect of revenues and cost of goods sold for the year ended August 31,2017. There was a turnaround from a gross loss of $21,050 in last year to a gross profit of $7,732 this year.

The operating expenses were comprised of selling, general and administrative expenses of $43,729 (August 31, 2016:$66,326) for the year ended August 31, 2017, a decrease approximately 34% as compared to the last year.

The net loss for the year was $35,997 (August 31, 2016:$87,373) for the year ended August 31, 2017, a decrease approximately 59% as compared to the last year.

Our total assets at August 31, 2017 were $468 (August 31, 2016:$355) which were all in cash.

Our total current liabilities at August 31, 2017 were $6,918 which mainly comprised of accruals for certain professional fees. The current liabilities at August 31, 2016 were $71,883 which mainly comprised of accruals for certain payroll.

We currently anticipate our operating expenses (being legal and profession fees, establishing our office, website development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $26,000.

On August 31, 2017 the Company authorized 75,000,000 (August 31, 2016:75,000,000) shares of common stock with a par value of $0.001 per share.

As of August 31, 2017, the Company had 5,050,000 (August 31, 2016:5,050,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

Our independent accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The company is in the planning stage of new business and is not exposed to any market risk at this moment.

Establish our Office

Month 1-12

Our director and CEO, Veng Kun LUN will take care of our initial administrative duties. The office will be established with basic office equipment, which should not exceed $5,000 in expenses. The office will be used for initial communication with food bloggers in Asia especially in China.

During this period, we intend to begin developing our website. Our director and CFO, Teck Siong LIM will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. The website development costs, including site design and implementation will be $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

We will start the negotiating with food bloggers firstly in Macau and moved on to China and rest of Asia.

Other expenses

Other expenses may include hotels and other travel expenses.

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months:

Description	Fees
Legal and Professional fees	6,000
Establishing our office	5,000
Website development and testing	3,000
Marketing and advertising	10,000
Other Expenses	2,000
Total	26,000

Liquidity and Capital Resources

At August 31, 2017, we had $468 in cash and there were outstanding liabilities of $6,918. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Revenue Recognition

The Company follows the guidelines of ASC 605 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

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

Comparative Figures

In current year, certain comparative figures have been reclassified so as to conform with the current year’s presentation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Emerald Data Inc.

We have audited the accompanying balance sheets of Emerald Data Inc. ("the Company") as of August 31, 2017 and 2016, and the related statements of operations, stockholder's equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Data Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, net loss for the years ended August 31, 2017 and 2016 were $35,997 and $87,373 respectively. As of August 31, 2017 and 2016, the Company had working capital deficits of $6,450 and $83,648 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JTC Fair Fong CPA Firm

JTC Fair Song CPA Firm

Shenzhen, China

Date: December 14, 2017

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (Audited)

	August 31	August 31
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$468	$355

FIXED ASSETS
Buildings and Land	-	14,000
Accumulated Depreciation	-	(1,880)
TOTAL ASSETS	$468	$12,475

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued expenses	$6,450	$83,333
Related party loan	468	670
Income tax payable	-	-
	6,918	84,003
STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 5,050,000 and 4,000,000 shares issued and outstanding at August 31, 2017 and 2016	5,050	5,050
Additional Paid in Capital	142,025	40,950
Deficits accumulated during the development stage	(153,525)	(117,528)

Total Stockholders' deficits	(6,450)	(71,528)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$468	$12,475

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Audited)

	Year Ended	Year Ended
	August 31, 2017	August 31, 2016
Income:

Revenue	$82,772	$129,546
Cost of Goods Sold:
Purchases	75,040	150,596

Gross Profit/(Loss)	7,732	(21,050)

Operating Expenses:
General and administrative	(43,729)	(66,323)

Total Expenses	(43,729)	(66,323)
Net loss before income tax provision	(35,997)	(87,373)
Provision for income tax	-	-

Net loss for the period	$(35,997)	$(87,373)

Net earnings (loss) per share:
Basic and diluted	$(0.0071)	$(0.0173)

Weighted average number of shares outstanding:
Basic and diluted	5,050,000	5,050,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Equity

Balance, August 31, 2015	4,000,000	$4,000	$-	$(30,155)	$(26,155)

Common shares issued	1,050,000	1,050	40,950	-	42,000
Net loss for the year	-	-	-	(87,373)	(87,373)
Balance, August 31, 2016	5,050,000	$5,050	$40,950	$(117,528)	$(71,528)

Common Shares issued	-	-	-	-
Transfer/Reclassification	-	-	101,075	-	101,075

Net loss for the year	-	-	-	(35,997)	(35,997)
Balance, August 31, 2017	5,050,000	$5,050	$142,025	$(153,525)	$(6,450)

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Audited)

	Year Ended	Year Ended
	August 31, 2017	August 31, 2016
Operating activities:

Net loss	$(35,997)	$(87,373)
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:
Accrued salary	-	40,000
Related party loan	-	-
Accrued expenses	34,942	-
Other payable-related parties	468	-
Accumulated Depreciation	700	933

Net cash provided by operating activities	113	(46,440)

Financing activities:

Proceeds from issuance of common stock	-	(42,000)

Net cash provided by financing activities	-	(42,000)

Net increase in cash	113	(4,440)

Cash, beginning of period	355	4,795

Cash, end of period	$468	$355

Non-Cash Transaction:
Debts forgiveness and assets taken over by stockholder (net)	101,075	-

The accompanying notes are an integral part of these financial statements

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2017

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of August 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Emerald,” “we,” “us,” “our” or the “Company” are to Emerald Data Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017.

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

August 31, 2017

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

Revenue Recognition

In accordance with ASC 605 “Revenue Recognition”, the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

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

August 31, 2017

Note 3: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Capital Stock

As of August 15, 2017 and 2016, the Company has authorized shares of common stock of 75,000,000 shares with a par value of $0.001 per share.

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

As of August 31, 2017 and 2016, there were no outstanding stock options or warrants.

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

There was no income tax expense for the years ended August 31, 2017 and 2016.

The tax rates were as follows:

Federal	34%
State	5%

Emerald Data Inc.

Notes to the Financial Statements

August 31, 2017

Note 6: Income Taxes (continued)

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
Deferred tax assets	8/31/2017	8/31/2016

Net operating losses	$(35,997)	$(87,373)

Deferred tax liability
Net deferred tax assets	$14,038	$34,075
Less: valuation allowance	$(14,038)	$(34,075)
Deferred tax asset - net valuation allowance	-	-

Note 7: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 8: Fixed Assets

In order to safeguard the interests of minority shareholders, upon the change of control on July 5, 2017, the property in Latvia with a net book value of $11,420 was assumed by the controlling shareholder.

For the year ended August 31, 2017 the company recorded $700 in depreciation expense (2016: $933).

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended August 31, 2017 with a net loss of $35,997. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s anticipated revenues may not be sufficient to cover the expenses they will incur during the next twelve months.

Note 9: Subsequent Events

On September 28th, 2017, the company executed a 30:1 Forward Stock Split (with no change in par value), which was made market effective the next day.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of August 31, 2017.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

New Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Veng Kun LUN	55	Chief Executive Officer and Director
Teck Siong LIM	44	Chief Financial Officer and Director

Veng Kun LUN

Mr. Veng Kun Lun, aged 55, has more than 25 years’ experience in the marketing and sales industry. He is CEO of New Asia Energy, Inc., and was formerly Sales Manager of Jardine Office Solution, Macau; Founder and Director of All-In-One Officer Solution Co Ltd. He also was the founder and president of Green Environment Protection Association of Macau. In 2015, he was invited to be the Advisor of Overseas Chinese Federation of Fangchengang & Baise City in Guanxi, China. Mr. Lun holds a Diploma in Business Management from the Hong Kong Management Association.

Teck Siong LIM

Mr. Lim, 44, holds a Diploma in Business and Management from KDU College, Malaysia. Prior to joining the company, he was a unit sale manager of Great Eastern Life Assurance (M) Berhad, Malaysia. He was awarded the Million Dollar Producer Club in 1995, 1996 and 1997, and Supremacy Award winner of year 2000, 2001 and 2002. Mr. Lim brings more than 20 years of managerial experience in executive level finance to the

Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	New Million Global Holdings Ltd. 209A Punggol Place, #12-1276, Singapore, 821209,SN	3,310,000 shares of common stock	65.54%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2017, there were 5,050,000 shares of our common stock issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the year ended August 31, 2016 the Company accrued $40,000 in payroll expenses for the Company’s sole officer. The balance of accrued payroll at August 31, 2016 is $83,333

During the year ended August 31, 2017, the director of the Company advanced the Company $468.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended August 31,2017，the total fees billed for audit-related services was $5,500 for tax services was $0 and for all other services was $0.

During the year ended August 31, 2016, the total fees billed for audit-related services was $3,500 for tax services was $0 and for all other services was $0.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 8, 2017, we engaged JTC Fair Song CPA as our new independent registered public accounting firm. The appointment of JTC was approved by our Board of Directors. During the fiscal year ended August 31, 2017, we did not consult with MB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and JTC did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the year ended August 31, 2016, the total fees billed for audit-related services was $3,500, for tax services was $0 and for all other services was $0.

During the year ended August 31, 2017, the total fees billed for audit-related services was $5,500, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
14.1*	Code of Ethics
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Data Inc. Registrant

Date December 14, 2017	By:	/s/ Teck Siong LIM
Teck Siong LIM
( Principal Financial Officer)

