Form 10-Q
period 2017-11-30
Emerald Data Inc
filed 2018-01-16
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

Commission file number 333-200629

EMERALD DATA INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Avenida Dr.Rodrigo Rodrigues

No.223-225. Edif Nam Kwong. 8 Andar J2. Macau

(Address of principal executive offices, including zip code.)

(853) 28713852

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,500,000 shares as of January 12, 2018

EMERALD DATA INC.

FORM 10-Q

Period Ended November 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30	August 31
	2017	2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$468	$468

TOTAL ASSETS	$468	$468

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accrued salary	$18,351	$6,450
Related party loan	8,843	468
Income tax payable	-	-
Total current liabilities	27,194	6,918

STOCKHOLDERS’ EQUITY
Common stock: authorized 500,000,000 (August 31, 2017: 75,000,000); $0.001 par value; 150,500,000 shares issued and outstanding at November 30, 2017 and August 31, 2017 (note)	150,500	5,050
Additional Paid in Capital	-	142,025
Deficit accumulated during the development stage	(177,226)	(153,525)

Total Stockholders’ Equity	(26,726)	(6,450)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468	$468

Note: No. of shares issued and outstanding retroactively restated to reflect the 1:30 forward split

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016
Revenues	$-	$-

Operating Expenses	(23,701)	(13,283)

Net Loss from Operations before Income Taxes	(23,701)	(13,283)

Income Tax Expense	-	-

Net Loss	$(23,701)	$(13,283)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted average number of shares outstanding; Basic and Diluted	150,500,000	150,500,000	(Note)

Note: Retroactively restated to reflect the 1:30 forward split

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016

Cash flows from operating activities:
Net loss	$(23,701)	$(10,355
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	11,901	-
Accrued salary	-	(10,000
Accumulated Depreciation		(233)

Cash flows from financing activities:
Proceeds from related party loans	11,800	-
Repayments to related party loans	-	-
Cash provided by financing activities	-	-

Increase (Decrease) in cash and cash equivalents	-	(122

Cash and cash equivalents at beginning of period	468	355

Cash and cash equivalents at end of period	$468	$233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS

Net effect of assets distributed to and liabilities assumed by the former shareholder	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2017

Note 1: Organization and Basis of Presentation

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

Then on July 5th, 2017, Janis Kalnins, the Company’s Director and CEO, completed a transaction with New Million Global Holdings Limited, by which they acquired 3,310,000 shares of common stocks, representing 66% ownership of the Company. New Million Global Holdings Limited paid $255,623.00 in cash. On the same date, Mr. Kalnins resigned from his official positions as Director and CEO of the Company, and again on the same day the shareholders of the Corporation voted Mr. Michael Veng Kun Lun as Director, and CEO, and Mr. Teck Sion Lim as Director and CFO.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017.

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

November 30, 2017

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

November 30, 2017

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

November 30, 2017

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

There was no income tax expense for the three months ended November 30, 2017. The rate was as follows:

Federal	34%
State	5%
39%

Note 6: Related Party Transactions

The director of the Company provides office space and services free of charge. The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Emerald Data Inc.

Notes to the Financial Statements

November 30, 2017

Note 7: Fixed Assets

None

Note 8: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended November 30, 2017 with a net loss of $23,701. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s anticipated revenues may not be sufficient to cover the expenses they will incur during the next twelve months.

Note 9: Forward stock split, retroactive restatement of loss per share data and increase of authorized capital

In September 2017, the shareholders of the Company authorized its Board of Directors to effect a forward stock split of all outstanding shares of common stock. The authorized share capital was also increased to 500,000,000 shares of common stock. The Board of Directors approved the implementation of the forward stock split at a ratio of one share to thirty shares (1:30) which increased number of issued and outstanding shares from 5,050,000 to 150,500,000.All share and per share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the forward stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

In this report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Emerald” and “Emerald Data” mean Emerald Data Inc., unless the context clearly requires otherwise.

Results of Operation for the Three Months Ended November 30, 2017 and 2016

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $23,701 for the three months ended November 30, 2017, compared to $13,283 for the three months ended November 30, 2016, a decrease of $10,418.

Net loss

Net loss for the three months ended November 30, 2017 was $23,701. For the three months ended November 30, 2016, the Company recorded net loss of $13,283.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders’ deficit and working capital at November 30, 2017 and August 31, 2017.

	November 30, 2017	August 31, 2017
Cash	468	468
Total Assets	468	468
Total Liabilities	27,194	6,918
Shareholders’ Equity (Deficit)	(26,726)	(6,450)

No cash used in operating activities during the three months ended November 30, 2017, compared with $122 during the three months ended November 30, 2016.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2017., that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period Form	ending	Filing Exhibit	date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emerald Data Inc.
Registrant

Date: January 16, 2018	By:	/s/ Veng Kun LUN
Veng Kun LUN
(Chief Executive Officer)

Date: January 16, 2018	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

