Form 10-Q
period 2018-02-28
Emerald Data Inc
filed 2019-06-06
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2018

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-200629

EMERALD DATA INC.
(Exact name of small business issuer as specified in its charter)

Nevada	7370	35-2513795
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

7950 NW 53rd Street, Suite 337, Miami, FL 33166.

Tel: +1 (305) 239-9993

(Address and telephone number of principal executive offices)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Large accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,500,000 common shares issued and outstanding as of June 05, 2019.

EMERALD DATA INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of EMERALD DATA Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

EMERALD DATA INC.

BALANCE SHEETS

	February 28, 2018	August 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$468	$468
Total Current Assets	468	468
Total Assets	$468	$468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and other payables	$6,450	$6,450
Due to related parties	44,624	468
Total Current Liabilities	51,074	6,918

Total Liabilities	51,074	6,918

Stockholders’ Deficit
Common stock: authorized 500,000,000; $0.001 par value; 151,500,000 shares issued and outstanding at May 31, 2018 and August 31, 2017	151,500	151,500
Additional paid-in capital	(4,425)	(4,425)
Accumulated deficit	(197,681)	(153,525)
Total Stockholders’ Deficit	(50,606)	(6,450)

Total Liabilities and Stockholders’ Deficit	$468	$468

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended February 28,		For the 6 Months Ended February 28,
	2018	2017	2018	2017

Revenues	$-	$35,188	-	$65,188
Cost of goods sold	-	(31,49)	-	(58,721)
Gross profit	-	3,539	-	6,467

Operating expenses:
General and administrative expenses	(20,455)	(12,483)	(44,156)	(25,766)
Total operating expenses	(20,455)	(12,483)	(44,156)	(25,766)

Loss before provision for income taxes	(20,455)	(8,944)	(44,156)	(19,299)
Provision for income taxes	-	-	-	-
Net loss	$(20,455)	$(8,944)	$(44.156)	(19,299)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	151,500,000	151,500,000	151,500,000	151,500,000

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended February 28, 2018	6 Months Ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(44,156)	$(19,299)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	467

Changes in operating assets and liabilities:
Accrued expenses and other payables	-	20,000
Other payables – related parties	44,156	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	1,168

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	1,168

Cash, beginning of period	468	355

Cash, end of period	$468	$1,523

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Emerald Data Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. Its fiscal year end is August 31.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Additionally, we are currently expanding into the boating industry by acquiring and further developing the BOATIM trading platform.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared. Actual results could differ from those estimates.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues for the Six months ended February 28, 2018 and incurred recurring losses. In addition, the Company had a negative working capital for the Six months ended February 28, 2018, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from related party to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

The director of the Company provides office space and services free of charge. During the six months ended February 28, 2018 our CEO, Mr. Veng Kun Lun loaned $44,156 to the Company ($0 during the period ended August 31, 2017, respectively). As of February 28, 2018 the Company owed $44,624 to our CEO, Mr. Veng Kun LUN under a related party loan ($468 as of August 31, 2017). The loan is non-interest bearing and due on demand.

NOTE 5 – CAPITAL STOCK

In September 2017 we implemented a 1:30 forward split that resulted in a total of 151,500,000 shares issued and outstanding. The forward split has been retroactively reflected in the financial statements as of August 31, 2016. There were no other stock splits in the reporting period.

NOTE 6 – SUBSEQUENT EVENTS

The following recent events occurred after the end of the reporting period on February 28, 2018:

On December 6, 2018, New Million Global Holdings Limited sold 98,300,000 of its shares of common stocks to Mr. Yves Toelderer, who pays $250,000.00 in total, $50,000.00 in cash and $200,000.00 by means of a promissory note. The shares represent 64.88% ownership of the Company and are effectively in the process of being transferred to Mr. Toelderer on the date of this document.

On January 23, 2019 the Company´s board and shareholders passed a motion that a 1:3 reverse split of the Company´s common stock should be performed and that the Company name be changed to “BOATIM INC.”.

Also on January 23, 2019 the shareholders of the Company voted Mr. Yves Toelderer to join the board of directors as Chairman and President of the Board and new CEO; Mr. Patrick Heneise as Director and CTO; Mr. Michael Veng Kun Lun to remain as Director and CBO, and Mr. Teck Sion Lim as Director and CFO.

While the name change and the appointment of the additional directors have already been approved by the board on January 23, 2019 and implemented, the change of the control block as well as the reverse split are still being processed at the time of this document due to formal reasons, specifically delays in providing the transfer agent with all necessary documents in the legally required certified and translated format and language.

In a special shareholder meeting on April 29, 2019 the shareholders voted to appoint Mr. Tippner as new CEO of BOATIM Inc. and Mr. Toelderer withdrew from the board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

EMERALD DATA INC. was incorporated in the State of Nevada as a for-profit company on August 15, 2014 and established a fiscal year end of August 31.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended February 28, 2018 and February 28, 2017

Revenues

The Company generated revenues of $0 and $35,188 for the three months ended February 28, 2018 and 2017, respectively. The decrease in revenue was mainly due to the reason that the Company ceased its prior operation in outdoor furniture and changed its business to food blogging and marketing agency services when the new management took charge in July 2017.

Operating expenses

General and administrative expenses were $20,455 for the three months ended February 28, 2018, compared to $12,483 for the three months ended February 28, 2017, an increase of $7,972 or 39%. The increase is due to an increase in activity associated with the new management and focus of the business.

Net Loss

Net loss for the three months ended February 28, 2018 was $20,455 compared to $8,944 for the three months ended February 28, 2017 due to the decrease in revenues and increase in expenses as discussed above.

Comparison of the Six Months ended February 28, 2018 and February 28, 2017

Revenues

The Company generated revenues of $0 and $65,188 for the six months ended February 28, 2018 and 2017, respectively. The decrease in revenue was mainly due to the reason that the Company ceased its prior operation in outdoor furniture and changed its business to food blogging and marketing agency services when the new management took charge in July 2017.

Operating Expenses

The operating expenses were $44,156 and $25,766 for the six months ended February 28, 2018 and 2017, respectively. The increase in operating expenses is mainly due to the higher regulatory filing fees when the Company implemented its corporate actions as well as expenses of marketing, research and client acquisition, an increase in activity associated with the new management and focus of the business.

Net Loss

Net loss for the six months ended February 28, 2018 was $44,156 compared to $19,299 for the six months ended February 28, 2017 due to the decrease in revenues and increase in expenses as discussed above.

Liquidity and capital resources

At February 28, 2018, we had $468 in cash and there were outstanding liabilities of $51,074 (cash of $468 and liabilities of $6,918 on August 31, 2017, respectively). The stockholders’ deficit was $50,606 as of February 28, 2018 and $6,450 as of August 31, 2017.

There was no cash used by operations in the six months up to February 28, 2018 ($1,168 net cash provided through operating activities during the six months period ended February 28, 2017, respectively) and no cash provided through financing activities neither up to February 28, 2018 nor up to February 28, 2017. This resulted in no changes in net cash during the six months ended February 28, 2018 (an increase by a total of $1,168 in the six months ended February 28, 2017, respectively).

Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage of operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of February 28, 2018 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emerald Data Inc.
Registrant

Date: June 06, 2019	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: June 06, 2019	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

