Form 10-Q
period 2018-05-31
Emerald Data Inc
filed 2019-06-06
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2018

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

______________________________________________________________

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

EMERALD DATA INC.

BALANCE SHEETS

	May 31, 2018	August 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$468	$468
Total Current Assets	468	468
Total Assets	$468	$468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and other payables	$6,450	$6,450
Due to related parties	65,998	468
Total Current Liabilities	72,448	6,918

Total Liabilities	72,448	6,918

Stockholders’ Deficit
Common stock: authorized 500,000,000; $0.001 par value; 151,500,000 shares issued and outstanding at May 31, 2018 and August 31, 2017	151,500	151,500
Additional paid-in capital	(4,425)	(4,425)
Accumulated deficit	(219,055)	(153,525)
Total Stockholders’ Deficit	(71,980)	(6,450)

Total Liabilities and Stockholders’ Deficit	$468	$468

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended May 31,		For the 9 Months Ended May 31,
	2018	2017	2018	2017

Revenues	-	17,584	-	82,772
Cost of goods sold	-	(16,319)	-	(75,040)
Gross profit	-	1,265	-	7,732

Operating expenses:
General and administrative expenses	(21,374)	(11,512)	(65,530)	(37,278)
Total operating expenses	(21,374)	(11,512)	(65,530)	(29,546)

Loss before provision for income taxes	(21,374)	(10,247)	(65,530)	(29,546)
Provision for income taxes	-	-	-	-
Net loss	(21,374)	(10,247)	(65,530)	(29,546)

Net loss per share
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding
Basic and diluted	151,500,000	151,500,000	151,500,000	151,500,000

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended May 31, 2018	9 Months Ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(65,530)	$(29,547)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	700

Changes in operating assets and liabilities:
Accrued expenses and other payables	-	30,000
Other payables – related parties	65,530	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	1,153

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	1,153

Cash, beginning of period	468	355

Cash, end of period	$468	$1,508

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2018

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

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the Nine months ended May 31, 2018 and incurred recurring losses. In addition, the Company had a negative working capital for the Nine months ended May 31, 2018, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The director of the Company provides office space and services free of charge. During the Nine months ended May 31, 2018 our CEO, Mr. Veng Kun Lun loaned $65,530 to the Company ($468 during the period ended August 31, 2017, respectively). As of May 31, 2018 the Company owed $65,998 to our CEO, Mr. Veng Kun LUN under a related party loan ($468 as of August 31, 2017). The loan is non-interest bearing and due on demand.

NOTE 5 – CAPITAL STOCK

In September 2017 we implemented a 1:30 forward split that resulted in a total of 151,500,000 shares issued and outstanding. The forward split has been retroactively reflected in the financial statements as of August 31, 2016. There were no other stock splits in the reporting period.

NOTE 6 – SUBSEQUENT EVENTS

The following recent events occurred after the end of the reporting period on May 31, 2018:

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

While the name change and the appointment of the additional directors have already been approved by the board on January 23, 2019 and implemented, the change of the control block as well as the reverse split are still being processed at the time of this document, due to formal reasons, specifically delays in providing the transfer agent with all necessary documents in the legally required certified and translated format and language.

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

Results of Operations for the Three Months Ended May 31, 2018 and May 31, 2017

Revenues

The Company generated revenues of $0 and $17,584 for the three months ended May 31, 2018 and 2017, respectively. The decrease in revenue was mainly due to the reason that the Company ceased its prior operation in outdoor furniture and changed its business to food blogging and marketing agency services when the new management took charge in July 2017.

Operating expenses

General and administrative expenses were $21,374 for the three months ended May 31, 2018, compared to $11,512 for the three months ended May 31, 2017, an increase of $9,862 or 46%. The increase is due to an increase in activity associated with the new management and focus of the business.

Net Loss

Net loss for the three months ended May 31, 2018 was $21,374 compared to $10,247 for the three months ended May 31, 2017 due to the decrease in revenues and increase in expenses as discussed above.

Comparison of the Nine months ended May 31, 2018 and May 31, 2017

Revenues

The Company generated revenues of $0 and $82,772 for the nine months ended May 31, 2018 and 2017, respectively. The decrease in revenue was mainly due to the reason that the Company ceased its prior operation in outdoor furniture and changed its business to food blogging and marketing agency services when the new management took charge in July 2017.

Operating Expenses

For the nine months ended May 31, 2018 and 2017 we have incurred operating expenses of $65,530 and $37,278. The increase in operating expenses is mainly due to the higher regulatory filing fees when the Company implemented its corporate actions as well as expenses of marketing, research and client acquisition, an increase in activity associated with the new management and focus of the business.

Net Loss

Net loss for the nine months ended May 31, 2018 was $65,530 compared to $29,546 for the nine months ended May 31, 2017 due to the decrease in revenues and increase in expenses as discussed above.

Liquidity and capital resources

As at May 31, 2018, we had assets for the amount of $468 in cash and there were outstanding liabilities of $72,448 (cash of $468 and liabilities of $6,918 on August 31, 2017, respectively). The stockholders’ deficit was $71,980 as of May 31, 2018 and $6,450 as of August 31, 2017.

There was no cash used by operations in the nine months up to May 31, 2018 ($1,153 net cash provided through operating activities during the nine months period ended May 31, 2017, respectively) and no cash provided through financing activities neither up to May 31, 2018 nor up to May 31, 2017. This resulted in no changes in net cash during the nine months ended May 31, 2018 (an increase by a total of $1,153 during the nine months period ended May 31, 2017, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of May 31, 2018 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

