Form 10-K
period 2018-08-31
Emerald Data Inc
filed 2019-06-06
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-200629

EMERALD DATA, INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2513795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 NW 53rd Street, Suite 337, Miami, FL 33166.

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (305) 239-9993

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 05, 2019, the registrant had 151,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

Prior to takeover by new management on July 5, 2017, we were a development-stage company formed to develop and distribute our product to the furniture industry. We have had limited operations, but had executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us. We had purchased products from LINHAI FEELWAY LEISURE PRODUCTS CO. for the sales revenue generated during past periods. Our sales to date had been to one customer, Furniture Direct.

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

On September 7th, 2017, the shareholders resolved a 1:30 forward split, which was followed by an identical resolution by the board of directors on that same date. The forward split was then implemented on September 20th, 2017. The outstanding shares have been retroactively adjusted to reflect the forward split.

On October 10th, 2017 the authorized share amount was increased from 75,000,000 to 500,000,000 by means of a board resolution. The increased authorized share amount was reflected on public records on October 12th, 2017.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	AGE	POSITION
Veng Kun LUN	56	Chief Executive Officer and Director
Teck Siong LIM	45	Chief Financial Officer and Director

Veng Kun LUN

Mr. Veng Kun Lun, aged 56, has more than 25 years’ experience in the marketing and sales industry. He is CEO of New Asia Energy, Inc., and was formerly Sales Manager of Jardine Office Solution, Macau; Founder and Director of All-In-One Officer Solution Co Ltd. He also was the founder and president of Green Environment Protection Association of Macau. In 2015, he was invited to be the Advisor of the Overseas Chinese Federation of Fangchengang & Baise City in Guanxi, China. Mr. Lun holds a Diploma in Business Management from the Hong Kong Management Association.

Teck Siong LIM

Mr. Lim, 45, holds a Diploma in Business and Management from KDU College, Malaysia. Prior to joining the company, he was a unit sale manager of Great Eastern Life Assurance (M) Berhad, Malaysia. He was awarded the Million Dollar Producer Club in 1995, 1996 and 1997, and Supremacy Award winner of year 2000, 2001 and 2002. Mr. Lim brings more than 20 years of managerial experience in executive level finance to the company.

Products

Before July 5, 2017, EMERALD DATA INC. executed contracts with J and K Industrial Limited, LINHAI FEELWAY LEISURE PRODUCTS CO., Magic Style International Co., Ltd., Ningbo Grand Ocean International CO., Ltd., NINGBO JIADA LEISURE PRODUCTS CO., LTD. and Patio Design. All are manufacturing companies having principal offices in China. These companies were engaged as independent contractors for the specific purpose of developing, manufacturing and supplying products for us. EMERALD DATA INC. was then to distribute these Outdoor, Wicker, Patio, Garden Rattan Furniture to our clients “off the shelf” to very popular outdoors in restaurants, resorts, private homes. Later we were going to design, develop and produce our own furniture lines according to our market research.

After new management took control on July 5, 2017, they made the decision to change the business model to food blogging. Although initially growing at a fast rate, we were not able to convert the growth momentum into a revenue stream. Within weeks we had more than 800 subscribers to several food blogs, but realized that viable sponsorship income could not be derived from covering low end Hong Kong and Macao foods places.

We then adjusted the strategy in early 2018 to cover fine dining bars, restaurants and wine places in Kuala Lumpur, Malaysia, as research had shown relevant sophisticated buying power and thus higher sponsorship potential from high-end restaurants there. During our 6-months roll-out period we realized increased interest from potential business clients to pay for block chain and utility token related marketing offers and promotional services, leading us to investing into block chain technology research and development of the respective relationships to introduce new promotional methods for restaurants and bars to use token and block chain technology to promote their business to the block chain community and to users.

In June 2018 management entered into talks with an online boat sales platform under development by Mr. Yves Toelderer, evaluating the creation of an additional business line operating a global online boat market place. Upon Toelderer providing evidence of a minimum viable product (“MVP”) for the boat sales platform, definitive agreements were negotiated and the BOATIM platform was acquired. Integrating the BOATIM project into our product range reflects an important part of the Company´s strategic business development. This way EMRD´s established relationships and reach within the Asian online community and our e-commerce marketing capabilities are to be combined with the rolling subscription for service model of BOATIM and leveraged to establish steady revenue streams. Our contacts to the online world in Asia as well as our presence in the new Florida head offices will be of substantial benefit when developing and eventually rolling out our additional online product.

Equally, with the BOATIM platform scheduled to attract thousands of boat owners, sellers and lovers, we are creating a big social and commercial community around the subject of boats. This will be both globally and locally at the same time.

Since, our business model is two sided. Side one devotes our efforts mostly to advertisement and sponsored content. The second side is to offer the promotional services of a sales platform with integrated sales communication processes for the boating community and industry.

Marketing

To extend and publicize the latest network trend, Emerald Data Inc. will use direct and online marketing methods attract clients to come onto our blog and online platform to advertise their business.

If the netizen speaks in the company’s blog, it will be free to express their personal satisfaction or dissatisfaction to the blog. A person to ten people even thousands are free to discuss, to make comments. In a brief period, there can be tens of thousands of netizens in the discussion creating the attention and the publicity intended for the clients

By joining an affiliate program is a great way to make money promoting products and services you love. Basically, once you refer a product through an affiliate program and customer make a purchase, we will get a revenue share from the transacting client.

Market Overview

Based on the current world trend, it is now an internet world, computers and electronics companies; the world has arrived solidly in the new century of computer networking and digital services and products. Regardless of which industry, internet is used as a marketing tool for a variety of sales and services thus reducing cost of networking or even introducing entirely new distribution channels.

The boating market has 24.2 million private boat owners, and more than 1.5 million used boats are traded annually. For every boat owner, there are 5 prospective owners or those who are seriously interested in owning one. There are 120,000 relevant boat and yacht dealers worldwide.

Therefore, with these connections, it will help clients grow their restaurant and boat selling businesses and connect with bloggers and other members of the community through our platforms for a vital part of their digital marketing strategy.

According to Technorati Media statistics, blogs are the third most influential digital resource which people use when making purchases, just behind retail and branded sites. One of the best ways to help grow clients´s businesses is to reach out to bloggers and product specific communities and get oneself enlisted on the bloggers’ sites. Business owners can also choose to conduct an on-going blogger outreach campaign by initiating and cultivating relationships with these communities. You’ll find that creating a long-term relationship with bloggers can be mutually beneficial and profitable.

By applying these innovative strategies, we can achieve a higher sales and publicity of our clients` products and services .The use of internet has reached the most important part of the profitability of all enterprises be it both large and medium-sized enterprise or small enterprises.

About us

Emerald Data Inc. (EMRD) is a food related information dissemination network that is currently expanding into the boating industry by acquiring and further developing the BOATIM trading platform.

These businesses have hundreds of thousands of interested followers and soon subscribers. It has a diverse way to promote using blog articles, short video and photos to achieve extreme online exposure.

We are the trend mover for Asia and Southeast Asia food bloggers and plan to become the biggest boat trading platform in North America with rolling out our BOATIM online platform

Emerald Data Inc. aspires to become one of the leading trends in Blogging Companies and subject centered online community. Blogging and information exchange platform isn’t just a way for a business to promote their products and services. It can actually be the main concept behind a number of businesses.

Employees

As of August 31, 2018, the Company only had 2 employees i.e. the CEO and the CFO.

Offices

On August 31, 2018, our principal office was at Avenida Dr.Rodrigo Rodrigues.No,223-225, Edif .Nam Kwong. 8 Andar J2, Macau, an office provided free of charge by our director. Since January 23, 2019 our principal executive offices are located at 7950 NW 53rd Street, Suite 337, Miami, FL 33166. Our phone number is (305)-239-9993.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the food blogging business or the e-commerce trading platforms industry in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

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

Risks Relating to our Stocks

At the time of this document there is a shell risk symbol showing for our company on the OTC Markets website, which indicates that there is a risk of Emerald Data Inc. being a company with no operational business. Despite the fact that we have not established revenues or profits at the date of this document, we have had expenses while actively executing our business strategy. We consider ourselves an operational business and believe the shell risk warning symbol is published due to the late filing of our financial statements and reports.

Risks Relating to our Business

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We are authorized to issue up to 500,000,000 shares of common stock. At present, there are 151,500,000 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

While operating our online systems and attracting a good number of bloggers and hundreds of followers in the past, we had not accomplished any revenue from these business clients (restaurants etc.). At the date of this document we do not have any paying customers and we cannot guarantee we ever will have any. Even if we obtain new customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We are relying on our director to pay for operating expenses until we generate revenues sufficient to cover our expenses. There is no obligation of our director to continue making such payments.

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

ITEM 1B. UNRESOLVED STAFF COMMENT

Not applicable.

ITEM 2. PROPERTIES.

Our pervious principal executive offices were located at Atbrivosanas Aleja 5, Rezekne, Latvia.

From December 29, 2017 up until January 23, 2019 our principal executive offices were located at Avenida Dr.Rodrigo Rodrigues No.223-225. Edif Nam Kwong. 8 Andar J2. Macau, which was provided at no cost by our director, Mr. Veng Kun Lun.

Since January 23, 2019, the principal executive offices are located at 7950 NW 53rd Street, Suite 337, Miami, FL 33166, our phone number is (305)-239-9993.

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

Holders of our Common Stock

As of August 31, 2018 and 2017, there were 10 registered stockholders, holding 151,500,000 shares of our issued and outstanding common stock, respectively.

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

We have not declared any dividends and we do not, at this point in time, plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 5th, 2017, Janis Kalnins, the Company's Director and CEO, completed a transaction with New Million Global Holdings Limited, by which they acquired 3,310,000 shares of common stocks, representing 66% ownership of the Company. New Million Global Holdings Limited paid $255,623.00 in cash.

As of August 31, 2018, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended August 31, 2018 and August 31, 2017, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues as per August 31, 2018 (August 31, 2017: $82,772) and incurred no cost of goods sold for the year ended August 31, 2018 (year ended August 31, 2017: $75,040). Respectively, there was no gross profit or loss recorded for the last year (from a gross profit of $7,732 for the period ended August 31, 2017 reporting period). The decrease in revenue, cost goods and profit came as a result of ceasing the furniture trading business activities and moving into the food blog business following change of management in 2017.

The operating expenses were comprised of general and administrative expenses of $77,849 for the recent period (compared to $43,729 as per August 31, 2017), an increase of 78%.

The net loss for the year was $77,849 (August 31, 2017: $35,997) for the year ended August 31, 2018, an increase of approximately 116% as compared to the last year.

Our total assets at August 31, 2018 were $468 (August 31, 2017: $468) which was all in cash.

Our total current liabilities at August 31, 2018 were $84,767 which is comprised of $7,302 in accrued liabilities and other payables and $77,465 in payables to related parties. The current liabilities at August 31, 2017 were $6,918 which mainly comprised of accruals for certain payroll. The increase in payables to related parties is largely owed to unpaid salaries owed to and expenses fronted by our director.

We currently anticipate our operating expenses (being legal and profession fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $75,000.

On August 31, 2018 the Company had authorized 500,000,000 (August 31, 2017: 500,000,000) shares of common stock with a par value of $0.001 per share.

As of August 31, 2018, the Company had 151,500,000 (August 31, 2017: 151,500,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

For the year ended August 31, 2018 we reported a net loss of $77,849 and an accumulated deficit of $231,374. At August 31, 2018 we had cash on hand of $468. The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At August 31, 2018, we had $468 in cash and there were outstanding liabilities of $83,598 (cash of $468 and liabilities of $6,918 on August 31, 2017, respectively). There was no cash used by operations in 2018 ($113 net cash provided through operating activities in 2017, respectively) and no cash provided through financing activities in neither 2018 nor 2017. This resulted in no changes in net cash in 2018 (an increase by a total of $113 in 2017, respectively).

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except as may be disclosed in the section “Recent Events”.

Summary of significant accounting policies:

Refer to Note 2 of the financial statements in ITEM 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Disclosure not required for a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDED AUGUST 31, 2018

To the Shareholders and Board of Directors of

Emerald Data, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Emerald Data, Inc. (the “Company”) as of August 31, 2018, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

June 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDED AUGUST 31, 2017

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

/s/ JTC Fair Fong CPA Firm

JTC Fair Song CPA Firm

Shenzhen, China

Date: December 14, 2017

EMERALD DATA INC.

BALANCE SHEETS

	August 31	August 31
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$468	$468

TOTAL ASSETS	$468	$468

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$7,302	$6,450
Related party loan	77,465	468
Income tax payable	-	-

TOTAL LIABILITIES	84,767	6,918

STOCKHOLDERS' DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 151,500,000 and 151,500,000 shares issued and outstanding at August 31, 2018 and 2017	151,500	151,500
Additional Paid in Capital	(4,425)	(4,425)
Accumulated deficit	(231,374)	(153,525)

Total Stockholders' deficits	(84,299)	(6,450)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$468	$468

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017

Revenue	$-	$82,772
Cost of Goods Sold
Purchases	-	75,040

Gross Profit (Loss)	-	7,732

Operating Expenses
General and administrative	(77,849)	(43,729)

Total Expenses	(77,849)	(43,729)
Net loss before income tax provision	(77,849)	(35,997)
Provision for income tax	-	-

Net loss for the period	$(77,849)	$(35,997)

Net earnings (loss) per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	151,500,000	151,500,000

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance, August 31, 2016	151,500,000	$151,500	$(105,500)	$(117,528)	$(71,528)

Net loss for the year				(35,997)	(35,997)
Reclassification			101,075		101,075
Balance, August 31, 2017	151,500,000	$151,500	$(4,425)	$(153,525)	$(6,450)

Net loss for the year	-	-	-	(77,849)	(77,849)

Balance, August 31, 2018	151,500,000	$151,500	$(4,425)	$(231,374)	$(84,299)

The accompanying notes are an integral part of these financial statements

EMERALD DATA INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
Operating activities:

Net loss	$(77,849)	$(35,997)

Accrued expenses	852	34,942
Other payables - related parties	76,997	468
Accumulated Depreciation		700

Net cash provided by operating activities	-	113

Net increase in cash	-	113

Cash, beginning of period	468	355

Cash, end of period	$468	$468

Non-Cash Transaction:

Debts forgiveness and assets taken over by stockholder (net)	-	101,075

The accompanying notes are an integral part of these financial statements

Note 1: Organization and Basis of Presentation

Emerald Data Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014.

The Company is in the development phase and is in the business of online marketing and advertising of restaurants, bars and dining locations in Asia including community platforms for its clients. Simultaneously, the Company has acquired the BOATIM boat trading and community platform and is working toward its market rollout. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise. In September 2017 we implemented a 1:30 forward split that resulted in a total of 151,500,000 shares issued and outstanding.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of August 31, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Emerald,” “we,” “us,” “our” or the “Company” are to Emerald Data Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements of the Company for the periods ended August 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended August 31, 2018 with a net loss of $77,849. There is no guarantee that the Company will continue to generate revenues. The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

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

The Company has had no revenue recognized for the reporting period ended August 31, 2018.

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Recent Accounting Pronouncements

In May 2014, the FASB issued asu No. 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment supersedes Topic 605 by establishing core principles that an entity should follow when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2015-14 amended the guidance to be effective for annual reporting periods after December 15, 2017, including interim period within that reporting period. In applying ASC Topic 606, the Company is required to 1) identify any contracts with customers, 2) determine if multiple performance obligations exist, 3) determine the transaction price, 4) allocate the transaction price to the respective obligation, and 5) recognize the revenue as the obligation is satisfied. Revenue is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services.

The adoption of ASC Topic 606 will not result in a cumulative impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented I nthe financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company´s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adjustment does not have an impact on the financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Companies and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of this amendment addresses complexities of accounting for certain financial instruments with down round features, and Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity. For public entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in Part II require no transition guidance, as the amendments have no accounting effect.

Reclassification

Certain comparative figures have been reclassified so as to conform to the current year’s presentation. The reclassification has had no effect on the reported results of operations or accumulated deficit

Note 3: Capital Stock

For the reporting period ended August 31, 2017 we reclassified $101,075 as equity, resulting in total paid in capital of $142,025, represented in 5,050,000 shares issued and outstanding.

In September 2017 we implemented a 1:30 forward split that resulted in a total of 151,500,000 shares issued and outstanding. The forward split has been retroactively reflected in the financial statements as of August 31, 2016. There were no other stock splits in the reporting period.

As of August 31, 2018, the Company has authorized shares of common stock of 500,000,000 shares with a par value of $0.001 per share.

As of August 31, 2018 and 2017, there were no outstanding stock options or warrants.

Note 4: Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law including a reduction in the corporate tax rate to 21% for tax years beginning with 2018. These changes will impact the changes in the valuation allowance, components of the tax rate reconciliation and realization of loss carryforwards.

The Company did have an income tax provision or benefit for the year ended August 31, 2018 and 2017. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as August 31, 2018 and 2017.

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
Deferred tax assets	8/31/2018	8/31/2017

Net operating losses	$(113,846)	$(35,997)

Deferred tax liability
Net deferred tax assets	$23,908	$34,075
Less: valuation allowance	$(23,908)	$(34,075)
Deferred tax asset - net valuation allowance	-	-

Note 5: Related Party Transactions

The director of the Company provides office space and services free of charge. During the year ended August 31, 2018 and 2017, our CEO, Mr. Veng Kun Lun paid $76,997 and $468 in expenses on behalf of the Company. As of August 31, 2018 and 2017, the Company owed $77,465 and $468 to our CEO, Mr. Veng Kun LUN under a related party loan, which is non-interest bearing and due on demand.

Mr. Robert Glass, a lawyer and Mrs. Gabbie Cheung, an accountant, are providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

Note 6: Subsequent Events

Name change, changes in shareholdings and reverse split:

On December 6, 2018, New Million Global Holdings Limited sold 98,300,000 of its shares of common stocks in Emerald Data Inc (the Company) to Mr. Yves Toelderer, who pays $250,000.00 in total, $50,000.00 in cash and $200,000.00 by means of a promissory note. The shares represent 64.88% ownership of the Company and are effectively in the process of being transferred to Mr. Toelderer on the date of this document.

On January 23, 2019 the Company´s board and shareholders passed a motion that a 1:3 reverse split of the Company´s common stock should be performed and that the Company name be changed to “BOATIM INC.”.

Change of the board with additional directors:

Also on January 23, 2019 the shareholders of the Company voted Mr. Yves Toelderer to join the board of directors as Chairman and President of the Board and new CEO; Mr. Patrick Heneise as Director and CTO; Mr. Michael Veng Kun Lun to remain as Director and CBO, and Mr. Teck Sion Lim as Director and CFO.

While the name change and the appointment of the additional directors have already been approved by the board and implemented on January 23, 2019, the change of the control block as well as the reverse split are still being processed at the time of this document due to formal reasons, specifically delays in providing the transfer agent with all necessary documents in the legally required certified and translated format and language.

Following several months of overseeing the company´s operations, business development as well as the further development of the BOATIM software platform, the shareholders followed Mr Toelderer´s request to release him from his CEO duties in order to allow him to fully focus on platform development work and the operational details of the upcoming product rollout.

In a special shareholder meeting on April 29, 2019 the shareholders voted to appoint Mr. Tippner as new CEO of BOATIM Inc. and Mr. Toelderer withdrew from the board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 15, 2018, the Company engaged Malone Bailey LLP as its independent auditor. During the reporting period ending August 31, 2018, the Company had not consulted Malone Bailey regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of August 31, 2018, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending August 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending August 31, 2018, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

•	The Company’s lack of segregation of duties.
•	Lack of an audit committee
•

Management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

•	We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented.
•	Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

The Company is evaluating the necessity of implementing procedures to rectify these weaknesses.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Most recent changes to the board, subsequent to the reporting period:

Yves Toelderer

Mr. Toelderer, age 42, has been working in the financial industry from his early years on and later moved into the consulting business. He had originally developed and started the BOATIM project in 2013 and, following talks with Mr. Lun and Mr. Lim began development works with Cayo Ventures GmbH, a Swiss digital consulting firm he controls and serves as Chief Executive Officer for. Mr. Toelderer has also served in a variety of investor relations and marketing consulting positions to public and private companies since 2003.

Mr. Toelderer brings in-depth e-commerce and knowledge of online business models to us and has an extensive background in advising and leading emerging growth companies, both with respect to business development as well as corporate governance and operations.

He had been appointed as Chairman of the Board, President and CEO of the Company on January 20, 2019, but withdrew from the board on April 29, 2019, so Mr. Tippner could be appointed as new CEO. Also the largest stakeholder, Mr. Toelderer headed the board and oversees general strategy and business development and, following Mr. Tippner´s appointment, now fully focuses on the software platform and the implementation of the product rollout strategy.

Patrick Heneise

Mr. Heneise, age 35, has been in software development since the year 2000. He holds a BSc. In Computer Science in Media from University of Furtwangen, Germany, and a MSc. in Media Technology from the University of Leiden, Netherlands. He has been a research assistant, web developer and marketing intern; is proficient with node.js service and microservice architectures, ReactJS & VenueJS front-end apps, API architecture, cloud deployment, Couchbase, Redis, Elasticsearch NoSQL archtitectures, to name a few.

Mr. Heneise has founded and served as Managing Partner of Nachschicht GbR for 5 years up until August 2011, has been a collaborator at Barcelona.IO until 2015 and a Managing Partner at blended technologies S.L. until October 2017. Other than his position as Director and CTO with us, he currently also serves as CEO at Heneise Consulting OÜ, an Estonia based software solutions company he fully owns. Mr. Heneise is a minority shareholder with us.

Mr. Wolfgang Tippner

Mr. Tippner, Age 62, is a seasoned venture capitalist and financier with over 40 years of experience as a capital markets professional and as director of public and private companies. Boatim benefits from Mr. Tippner's wealth of experience as a savvy deal maker, an adept financier and as a results-driven leader of dynamic public companies.

Mr. Tippner is a certified financial and capital markets adviser (“Zertifizierter Finanz- und Boersenberater”), a qualification awarded to him in 1998 by the Association of Financial Services Institutes (“Verband der Finanzdienstleistungsinstitute”) in Frankfurt, Germany. The company enjoys Mr. Tippner's large international network of contacts within several industries and his years of experience in steering multiple early stage start-up companies through this phase of ultra-rapid growth, product rollouts and rapid scaling of the business.

ITEM 11. EXECUTIVE COMPENSATION.

The directors received no compensation during the reporting period and no compensation claims were accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	New Million Global Holdings Ltd. 209A Punggol Place, #12-1276, Singapore, 821209,SN	98,300,000 shares of common stock	64.88%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2018, there were 151,500,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The director of the Company provides office space and services free of charge. During the year ended August 31, 2018 and 2017, our CEO, Mr. Veng Kun Lun paid $76,997 and $468 in expenses on behalf of the Company. As of August 31, 2018 and 2017, the Company owed $77,465 and $468 to our CEO, Mr. Veng Kun LUN under a related party loan, which is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended August 31, 2018，the total audit fees billed was $12,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended August 31, 2017, the total audit fees billed was $5,500, for audit-related services was $0, for tax services was $0 and for all other services was $0.

Audit fees are charged by the auditor for providing its audit report. Fees for audit-related services might be charged by lawyers or valuers providing third party expertise or opinions required to prepare or provide the audit report

Fees for tax services might be charged by accountants or tax advisors for providing services that relate to tax matters like tax calculations, tax advice or tax filings.

Fees for other services might be charged by any other service provider for providing any other service that might be of interest to the company.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

_________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Data Inc. Registrant

Date: June 06, 2019	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Emerald Data Inc. Registrant

Date: June 06, 2019	By:	/s/ Teck Siong LIM
Teck Siong LIM
(Chief Financial Officer)

