Form 10-Q
period 2018-11-30
Emerald Data Inc
filed 2019-08-06
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018

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

____________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,500,000 common shares issued and outstanding as of August 02, 2019.

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

EMERALD DATA INC.

BALANCE SHEETS

	November 30, 2018	August 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$468	$468
Total Current Assets	468	468
Total Assets	$468	$468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and other payables	$7,604	$7,302
Due to related parties	81,290	77,465
Total Current Liabilities	88,894	84,767

Total Liabilities	88,894	84,767

Stockholders’ Deficit
Common stock: authorized 500,000,000; $0.001 par value; 151,500,000 shares issued and outstanding at November 30, 2018 and August 31, 2018	151,500	151,500
Additional paid-in capital	(4,425)	(4,425)
Accumulated deficit	(235,501)	(231,374)
Total Stockholders’ Deficit	(88,426)	(84,299)

Total Liabilities and Stockholders’ Deficit	$468	$468

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended November 30,
	2018	2017

Operating expenses:
General and administrative expenses	(4,127)	(23,701)
Total operating expenses	(4,127)	(23,701)

Loss before provision for income taxes	(4,127)	(23,701)
Provision for income taxes	-	-
Net loss	$(4,127)	(23,701)

Net loss per share
Basic and diluted	$(0.00)	(0.00)
Weighted average shares outstanding
Basic and diluted	151,500,000	151,500,000

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended November 30, 2018	3 Months Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,127)	$(23,701))

Changes in operating assets and liabilities:
Accrued expenses and other payables	302	11,901
Other payables – related parties	3,825	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(11,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	11,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	11,800

NET INCREASE IN CASH	-	-

Cash, beginning of period	468	468

Cash, end of period	$468	$468

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EMERALD DATA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the Three months ended November 30, 2018 and incurred recurring losses. In addition, the Company had a negative working capital for the Three months ended November 30, 2018, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The director of the Company provides office space and services free of charge. During the Three months ended November 30, 2018 our then CEO, Mr. Veng Kun Lun loaned $3,825 to the Company ($77,465 during the period ended August 31, 2018, respectively). As of November 30, 2018 the Company owed $81,290 to our CEO at the time, Mr. Veng Kun LUN under a related party loan ($77,465 as of August 31, 2018). The loan is non-interest bearing and due on demand.

Mr. Robert Glass, a lawyer and Mrs. Gabbie Cheung, an accountant, are providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

NOTE 5 – CAPITAL STOCK

Following a 1:30 forward split implemented in September 2017, the Company has a total of 151,500,000 shares issued and outstanding. Furthermore, on January 19, 2019 the board approved a 3:1 reverse split, which is still being processed at the time and have not been implemented as of the date of this document due to formal reasons, specifically delays in providing the transfer agent with all necessary documents in the legally required certified and translated format and language.

NOTE 6 – SUBSEQUENT EVENTS

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

On that same day, January 23, 2019, the Company entered into a Software Purchase Agreement with Cayo Ventures GmbH regarding certain modules of the BOATIM online trading and community platform. Cayo Ventures is controlled by Mr. Toelderer. The Company acquired the software for a purchase price of USD 500,000, which is payable by January 23, 2020.

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

Results of Operations for the Three Months Ended November 30, 2018 and November 30, 2017

Operating expenses

General and administrative expenses were $4,127 for the three months ended November 30, 2018, compared to $23,701 for the three months ended November 30, 2017, a decrease of $19,574 or 83%. The decrease is due to reduced operating expenses on the food blogging business due to necessary concentration of resources on reporting and administrative tasks preceding the acquisition of the BOATIM platform.

Net Loss

Net loss for the three months ended November 30, 2018 was $4,127 compared to $23,701 for the three months ended November 30, 2017 due to the reasons discussed in sub-section “Operating expenses” above.

Liquidity and capital resources

At November 30, 2018, we had $468 in cash and there were outstanding liabilities of $88,894 (cash of $468 and liabilities of $84,767 on August 31, 2018, respectively). The stockholders’ deficit was $88,426 as of November 30, 2018 and $84,299 as of August 31, 2018.

There was no cash used by operations in the Three Months ended November 30, 2018 ($11,800 net cash was used for operating activities during the Three Months period ended November 30, 2017, respectively) and no cash provided through financing activities during the Three Months ended November 30, 2018 ($11,800 provided from financing activities during the Three Months ended November 30, 2017, in form of proceeds from related party loans to cover operating expenses). This resulted in no changes in net cash during the Three Months ended November 30, 2018 or in the Three Months ended November 30, 2017, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of November 30, 2018 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the Three Months ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Emerald Data Inc.
Registrant

Date: August 05, 2019	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: August 05, 2019	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

