Form 10-Q
period 2019-02-28
Emerald Data Inc
filed 2019-09-11
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-200629

BOATIM INC. Formerly known as Emerald Data, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	7370	35-2513795
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

7950 NW 53rd Street, Suite 337, Miami, FL 33166.

Tel: +1 (305) 239-9993

(Address and telephone number of principal executive offices)

____________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,500,000 common shares issued and outstanding as of September 10, 2019.

BOATIM INC.

Formerly known as Emerald Data, Inc.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of BOATIM Inc. formerly known as Emerald Data, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

BOATIM INC.

Formerly known as Emerald Data, Inc.

BALANCE SHEETS

	February 28, 2019	August 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$468	$468
Total current assets	468	468

Capitalized Software Costs	2,508	-
Total other assets	2,508	-

TOTAL ASSETS	$2,976	$468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$7,904	$7,302
Related party loan	91,749	77,465
Related party loan - acquisition	500,000	-
Total liabilities	599,653	84,767

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 151,500,000 shares issued and outstanding, as of February 28, 2019 and August 31, 2018, respectively	151,500	151,500
Additional paid in capital	(504,425)	(4,425)
Accumulated deficit	(243,752)	(231,374)
Total stockholders' deficit	(596,677)	(84,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,976	$468

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

Formerly known as Emerald Data, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2019	2018	2019	2018
Operating expenses
General and Administrative	8,251	20,455	12,378	44,156
Total operating expense	8,251	20,455	12,378	44,156

Loss from operations	(8,251)	(20,455)	(12,378)	(44,156)

Net loss	$(8,251)	$(20,455)	$(12,378)	$(44,156)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	151,500,000	151,500,000	151,500,000	151,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

Formerly known as Emerald Data, Inc.

STATEMENTS OF STOCKHOLDERS DEFICIT

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Capital Deficiency	Accumulated Deficit	Totals
Balance -August 31, 2017	151,500,000	$151,500	$(4,425)	$(153,525)	(6,450)

Net Loss for the period				(23,701)	(23,701)
Balance – November 30, 2017	151,500,000	$151,500	$(4,425)	$(177,226)	$(30,151)

Net loss for the period	-	-	-	(20,455)	(20,455)
Balance February 28, 2018	151,500,000	$151,500	$(4,425)	$(197,681)	(50,606)

	Common Stock: Shares	Common Stock: Amount	Capital Deficiency	Accumulated Deficit	Totals
Balance – August 31, 2018	151,500,000	$151,500	$(4,425)	$(231,374)	$(84,299)

Net loss for the period				(4,127)	(4,127)
Balance – November 30, 2018	151,500,000	$151,500	$(4,425)	$(235,501)	$(88,426)

Acquisition of asset under common control			(500,000)	-	(500,000)
Net loss for the period	-	-	-	(8,251)	(8,251)
Balance February 28, 2019	151,500,000	$151,500	$(504,425)	$(243,752)	$(596,677)

BOATIM INC.

Formerly known as Emerald Data, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended February,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(12,378)	$(44,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in net assets and liabilities -
Accounts payable and accrued expenses	602	-
Other payables – related parties	14,284	44,156
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,508	-

INVESTING ACTIVITIES:
Capitalized Software development costs	(2,508)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,508)	-

NET DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	468	468
CASH – END OF PERIOD	$468	$468

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Due to related party for acquisition of intangible asset	$500,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM, INC.

Formerly known as Emerald Data, Inc.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Emerald Data Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. On January 24, 2019 the Company´s board and shareholders passed a motion to change the Company name to “BOATIM INC.” Its fiscal year end is August 31.

On January 24, 2019, the shareholders of the Company have resolved that the business address be changed with immediate effective to 7950 NW 53rd Street, Suite 337, Miami, FL 33166.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Additionally, we have already expanded into the boating industry by acquiring and further developing the BOATIM trading platform.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

Computer Software Development Costs

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. The Company capitalized a total of $2,508 and $0 in software development costs as of February 28, 2019 and August 31, 2019, respectively.

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

Recent Accounting Pronouncement

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the six months ended February 28, 2019 and incurred recurring losses. In addition, the Company had a negative working capital for the six months ended February 28, 2019, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. Robert Glass, a lawyer, and Mrs. Gabbie Cheung, an accountant, are providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services. Mrs. Cheung did not provide accounting services during the second quarter ended February 28, 2019.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Heneise Consulting. Heneise Consulting has provided software development and maintenance services for the Company’s Boatim Software platform.

The director of the Company provides office space and services free of charge. As of February 28, 2019 the Company owed a total of $91,749 to related parties. Related party loans consists of $81,290 owed to Mr. Veng Kun LUN ($77,465 as of August 31, 2018) and $10,489 due to Cayo Ventures GmbH for payment related to software development., accounting and legal fees. These loans are non-interest bearing and due on demand.

During the six months ended February 28, 2019, the Company’s majority shareholder, Mr. Yves Toelderer, issued a note in the amount of $500,000 to Boatim, Inc for the purchase of the Boatim software platform, see Note 5. The note is due 12 month from the date of the agreement and bears no interest.

NOTE 5 – ACQUISITION OF SOFTWARE FROM RELATED PARTY

On January 23, 2019, the Company acquired the unfinished software code of the Boatim online trading platform from Cayo Ventures GmbH for $500,000. The software code as such had never been operated in a live environment nor was it complete at the time of acquisition. The net carrying value of the software on the date of acquisition is $0 on Cayo Venture GmbH’s books.

We have determined that the software code acquired is incomplete in its current (restricted) features and capabilities and as such is subject to further development. In order for the code to be useful for producing any output integration of the acquired code into a multitude of supporting (API-connected) further software components (“modules”) is necessary, the development and connecting of which to the acquired code is subject to our ongoing further software developments. During the period ended February 28, 2019, a total of $2,508 in software development costs has been capitalized since the acquisition. According to above referenced guidance, if the functionality of a module is entirely dependent on the completion of other modules, amortization of that module shall begin when both that module and the other modules upon which it is functionally dependent are ready for their intended use. In compliance therewith we have not made provisions for amortization of the capitalized software development costs yet. We anticipate that the completion of these modules would occur during the fourth quarter ended 2019 and the useful life will be 3 years.

The total purchase price of $500,000 was recorded as related party loan to the Company from Cayo Ventures GmbH on a carryover basis through common control. The note is non-interest bearing and is due 12 months from the date the agreement. The asset purchase value price of $500,000, for the Boatim, Inc software platform was recorded in additional paid in capital.

NOTE 6 – CAPITAL STOCK

Following a 1:30 forward split implemented in September 2017, the Company has a total of 151,500,000 shares issued and outstanding. There were no stock splits implemented in the reporting period.

On January 23, 2019 the Company´s board and shareholders passed a motion that a 1:3 reverse split of the Company´s common stock should be performed and that the Company name be changed to “BOATIM INC.” As of the date of this report, the reverse stock split has not been made effective.

NOTE 7 – SUBSEQUENT EVENTS

On December 6, 2018, New Million Global Holdings Limited sold 98,300,000 of its shares of common stocks to Mr. Yves Toelderer, who pays $250,000.00 in total, $50,000.00 in cash and $200,000.00 by means of a promissory note. On September 06, 2019 the shares represent 64.88% ownership of the Company were effectively transfered to Yves Toelderer.

On January 23, 2019 the Company´s board and shareholders passed a motion that a 1:3 reverse stock split of the Company´s common stock should be performed and that the Company name be changed to “BOATIM INC.”

While the name change and the appointment of the additional directors have already been approved by the board on January 23, 2019 and implemented, the reverse split has not been effectuated at the time of this document due to formal reasons, specifically managements desire to have all of their outstanding SEC filings completed.

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

General

Emerald Data Inc. formerly known as Emerald Data, Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. On January 24, 2019 the Company´s board and shareholders passed a motion to changed Company name to “BOATIM INC.” Its fiscal year end is August 31.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended February 28, 2019 and February 28, 2018

Operating expenses

General and administrative expenses were $8,251 for the three months ended February 28, 2019, compared to $20,455 for the three months ended February 28, 2018, a decrease of $12,204. The decrease is due to reduced operating expenses on the food blogging business due to necessary concentration of resources on reporting and administrative tasks preceding the acquisition of the BOATIM platform.

Net Loss

Net loss for the three months ended February 28, 2019 was $8,251 compared to $20,455 for the three months ended February 28, 2018 due to the reasons discussed in sub-section “Operating expenses” above.

Results of Operations for the Six Months Ended February 28, 2019 and February 28, 2018

Operating expenses

General and administrative expenses were $12,378 for the six months ended February 28, 2019, compared to $44,156 for the six months ended February 28, 2018, a decrease of $31,778. The decrease is due to reduced operating expenses on the food blogging business due to necessary concentration of resources on reporting and administrative tasks preceding the acquisition of the BOATIM platform.

Net Loss

Net loss for the six months ended February 28, 2019 was $12,378 compared to $44,156 for the six months ended February 28, 2018 due to the reasons discussed in sub-section “Operating expenses” above.

Liquidity and capital resources

As of February 28, 2019, we had $468 in cash and there were outstanding liabilities of $599,653 (cash of $468 and liabilities of $84,767 on August 31, 2018, respectively). The stockholders’ deficit was $596,677 as of February 28, 2019 and $84,299 as of August 31, 2018.

There was $2,508 provided by operations during the Six Months ended February 28, 2019 ($0 net cash provided through operating activities during the Six Months period ended February 28, 2018, respectively), and $2,508 used in investing activities during the Six Months ended February 28, 2019 ($0 up to February 28, 2018). This resulted in no changes in net cash during the Six Months ended February 28, 2019 or in the Six Months ended February 28, 2018, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of February 28, 2019 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the Six Months ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Emerald Data Inc.
Registrant

Date: September 11, 2019	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: September 11, 2019	By:	/s/ Mario Beckles

Chief Financial Officer

