Form 10-Q
period 2019-05-31
BOATIM INC.
filed 2019-10-02
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-200629

BOATIM INC. Formerly known as Emerald Data, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	7374	35-2513795
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

7950 NW 53rd Street, Suite 337, Miami, FL 33166.

Tel: +1 (305) 239-9993

(Address and telephone number of principal executive offices)

_____________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,500,000 common shares issued and outstanding as of October 02, 2019.

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

BOATIM INC.

Formerly known as Emerald Data, Inc.

BALANCE SHEETS

	May 31, 2019	August 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,711	$468
Total current assets	28,711	468

Capitalized Software Costs	13,776	-
Total other assets	13,776	-

TOTAL ASSETS	$42,487	$468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$7,904	$7,302
Related party loan	142,450	77,465
Related party loan - acquisition	500,000	-
Total liabilities	650,354	84,767

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 151,500,000 shares issued and outstanding, as of May 31, 2019 and August 31, 2018, respectively	151,500	151,500
Additional paid in capital	(504,425)	(4,425)
Accumulated deficit	(254,942)	(231,374)
Total stockholders’ deficit	(607,867)	(84,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,487	$468

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

Formerly known as Emerald Data, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2019	2018	2019	2018

	$–	$–	$–	$–

Operating expenses
General and Administrative	11,190	21,374	23,568	65,530
Total operating expense	11,190	21,374	23,568	65,530

Loss from operations	(11,190)	(21,374)	(23,568)	(65,530)

Net loss	$(11,190)	$(21,374)	$(23,568)	$(65,530)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	151,500,000	151,500,000	151,500,000	151,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

Formerly known as Emerald Data, Inc.

STATEMENTS OF STOCKHOLDERS DEFICIT

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND MAY 31, 2018

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Capital Deficiency	Accumulated Deficit	Totals
Balance -August 31, 2017	151,500,000	$151,500	$(4,425)	$(153,525)	(6,450)

Net Loss for the period				(23,701)	(23,701)
Balance – November 30, 2017	151,500,000	$151,500	$(4,425)	$(177,226)	$(30,151)

Net loss for the period	-	-	-	(20,455)	(20,455)
Balance February 28, 2018	151,500,000	$151,500	$(4,425)	$(197,681)	(50,606)

Net loss for the period	-	-	-	(21,374)	(21,374)
Balance May 31, 2018	151,500,000	$151,500	$(4,425)	$(219,055)	(71,980)

	Common Stock: Shares	Common Stock: Amount	Capital Deficiency	Accumulated Deficit	Totals
Balance – August 31, 2018	151,500,000	$151,500	$(4,425)	$(231,374)	$(84,299)

Net loss for the period				(4,127)	(4,127)
Balance – November 30, 2018	151,500,000	$151,500	$(4,425)	$(235,501)	$(88,426)

Acquisition of asset under common control			(500,000)	-	(500,000)
Net loss for the period	-	-	-	(8,251)	(8,251)
Balance February 28, 2019	151,500,000	$151,500	$(504,425)	$(243,752)	$(596,677)

Net loss for the period	-	-	-	(11,190)	(11,190)
Balance May 31, 2019	151,500,000	$151,500	$(504,425)	$(254,942)	$(607,867)

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

Formerly known as Emerald Data, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended May 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(23,568)	$(65,530)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in net assets and liabilities -
Accounts payable and accrued expenses	602	-
Other payables – related parties	36,742	65,530
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,776	-

INVESTING ACTIVITIES:
Capitalized Software development costs	(13,776)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(13,776)	-

FINANCING ACTIVITIES:
Proceeds from related party notes payable	28,243	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,243	-

NET INCREASE IN CASH	28,243	-

CASH – BEGINNING OF PERIOD	468	468
CASH – END OF PERIOD	$28,711	$468

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Due to related party for acquisition of intangible asset	$500,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM, INC.

Formerly known as Emerald Data, Inc.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2019

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of August 31, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Emerald,” “we,” “us,” “our” or the “Company” are to Emerald Data Inc..

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

Computer Software Development Costs

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the nine months ended May 31, 2019, a total of $13,776 in software development costs has been capitalized since the acquisition. Capitalized development costs total $13,776 and $0 as of May 31, 2019 and August 31, 2018, respectively.

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

Recent Accounting Pronouncement

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the nine months ended May 31, 2019 and incurred recurring losses. In addition, the Company had a negative working capital for the nine months ended May 31, 2019, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Heneise Consulting. Heneise Consulting has provided software development and maintenance services for the Company’s Boatim Software platform. During the nine months ended May 31, 2019, Heneise Consulting has billed a total of $10,000 in software development costs, which has been capitalized as software development costs.

In a special shareholder meeting on April 29, 2019 the shareholders voted to appoint Mr. Wolfgang Tippner as new CEO of BOATIM Inc. and Mr. Toelderer withdrew from the board.

The director of the Company provides office space and services free of charge. As of May 31, 2019 the Company owed a total of $142,450 to related parties. Related party loans consists of $81,290 owed to Mr. Veng Kun LUN ($77,465 as of August 31, 2018) and $61,160 due to Cayo Ventures GmbH for payment related to software development., accounting, transfer agent and legal fees. These loans are non-interest bearing and due on demand.

During the nine months ended May 31, 2019, the Company’s founder and majority shareholder, Mr. Yves Toelderer, issued a note in the amount of $500,000 to Boatim, Inc for the purchase of the Boatim software platform. The note is due 12 month from the date of the agreement and bears no interest.

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

We have determined that the software code acquired is incomplete in its current (restricted) features and capabilities and as such is subject to further development. In order for the code to be useful for producing any output integration of the acquired code into a multitude of supporting (API-connected) further software components (“modules”) is necessary, the development and connecting of which to the acquired code is subject to our ongoing further software developments. During the period ended May 31, 2019, a total of $13,776 in software development costs has been capitalized since the acquisition. According to above referenced guidance, if the functionality of a module is entirely dependent on the completion of other modules, amortization of that module shall begin when both that module and the other modules upon which it is functionally dependent are ready for their intended use. In compliance therewith we have not made provisions for amortization of the capitalized software development costs yet. We anticipate that the completion of these modules would occur during the fourth quarter ended 2019 and the useful life will be 3 years.

The total purchase price of $500,000 was recorded as related party loan to the Company from Cayo Ventures GmbH on a carryover basis through common control. The note is non-interest bearing and is due 12 months from the date the agreement. The asset purchase value price of $500,000, for the Boatim, Inc software platform was recorded in additional paid in capital..

NOTE 6 – CAPITAL STOCK

Following a 1:30 forward split implemented in September 2017, the Company has a total of 151,500,000 shares issued and outstanding. There were no stock splits implemented in the reporting period.

On January 23, 2019 the Company´s board and shareholders passed a motion that a 1:3 reverse split of the Company´s common stock should be performed and that the Company name be changed to “BOATIM INC.” As of the date of this report, the reverse stock split has not been effectuated at the time of this document due to formal reasons, specifically managements desire to have all of their outstanding SEC filings completed..

NOTE 7 – SUBSEQUENT EVENTS

On December 6, 2018, New Million Global Holdings Limited sold 98,300,000 of its shares of common stocks to Mr. Yves Toelderer, who pays $250,000.00 in total, $50,000.00 in cash and $200,000.00 by means of a promissory note. On September 06, 2019, the shares representing 64.88% ownership of the Company were effectively transfered to Yves Toelderer. This consitutes a change in control.

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

Results of Operations for the Three Months Ended May 31, 2019 and May 31, 2018

Operating expenses

General and administrative expenses were $11,190 for the three months ended May 31, 2019, compared to $21,374 for the three months ended May 31, 2018, a decrease of $10,184. The decrease is due to reduced operating expenses on the food blogging business due to necessary concentration of resources on reporting and administrative tasks preceding the acquisition of the BOATIM platform.

Net Loss

Net loss for the three months ended May 31, 2019 was $11,190 compared to $21,374 for the three months ended May 31, 2018 due to the reasons discussed in sub-section “Operating expenses” above.

Results of Operations for the Nine Months Ended May 31, 2019 and May 31, 2018

Operating expenses

General and administrative expenses were $23,568 for the nine months ended May 31, 2019, compared to $65,530 for the nine months ended May 31, 2018, a decrease of $41,962. The decrease is due to reduced operating expenses on the food blogging business due to necessary concentration of resources on reporting and administrative tasks preceding the acquisition of the BOATIM platform.

Net Loss

Net loss for the nine months ended May 31, 2019 was $23,568 compared to $65,530 for the nine months ended May 31, 2018 due to the reasons discussed in sub-section “Operating expenses” above.

Liquidity and capital resources

As of May 31, 2019, we had $28,711 in cash and there were outstanding liabilities of $650,354 (cash of $28,711 and liabilities of $84,767 on August 31, 2018, respectively). The stockholders’ deficit was $607,867 as of May 31, 2019 and $84,299 as of August 31, 2018.

There was $13,776 provided by operations in the nine months ended May 31, 2019 ($0 net cash provided through operating activities during the nine months period ended May 31, 2018, respectively), $13,776 used in investing activities during the nine months ended May 31, 2019 ($0 up to May 31, 2018) and $28,243 provided by financing activities during the nine months ended May 31, 2019 ($0 up to May 31, 2018). This resulted in an increase in cash of $28,243 during the nine months ended May 31, 2019 and no change during the nine months ended May 31, 2018, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of May 31, 2019 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Emerald Data Inc.
Registrant

Date: October 02, 2019	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: October 02, 2019	By:	/s/ Tech Siong Lim
Teck Siong Lim
Chief Financial Officer

