Form 10-K
period 2019-08-31
BOATIM INC.
filed 2020-01-31
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-200629

BOATIM INC.
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

Large accelerated filer	☐	Non-accelerated filer	☒
Large accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2020, the registrant had 50,500,011 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

As used in this annual report, the terms “we”, “us”, “our”, “Boatim" mean Boatim Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General Information

BOATIM INC. was incorporated in the State of Nevada as Emerald Data Inc., a for-profit company on August 15, 2014 and established a fiscal year end of August 31.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Additionally, we have already expanded into the boating industry by acquiring and further developing the BOATIM trading platform.

On December 6, 2018, New Million Global Holdings Limited sold 98,300,000 of its shares of common stocks to Mr. Yves Toelderer for a total consideration of $250,000.00 with $50,000.00 paid in cash and $200,000.00 paid by means of a promissory note. That position represents 64.88% ownership of the Company.

On January 24, 2019 the Company´s board and shareholders appointed Mr. Yves Toelderer as new director and CEO and Mr. Patrick Heneise as new director & CTO. They also passed a motion to change the Company name to “BOATIM INC.” and the Company business address to 7950 NW 53rd Street, Suite 337, Miami, FL 33166. Both changes were filed and effective as of January 24th, 2019.

On January 24, 2019 it was further resolved by the shareholders that the Company´s Stock be reverse split at a ratio of 3:1, the reverse split is effective as of November 25, 2019 and all share amounts have been retroactively adjusted. Also see Section “Subsequent Events”.

On April 29, 2019 the shareholders and the board passed a motion to accept Mr. Toelderer´s resignation and appointed Mr. Wolfgang Tippner as new director and CEO of the Company.

On December 12, 2019 Mr. Yves Toelderer sold 98,300,000 of its shares of common stocks to JTT Global Ventures Ltd. for a total consideration of $200,000.00 paid by means of assuming all liabilities of an existing promissory note. That position represents 64.88% ownership of the Company.

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	AGE	POSITION

Wolfgang Tippner	62	Director and Chief Executive Officer

Patrick Heneise	36	Director and Chief Technology Officer

Veng Kun LUN	56	Director and Chief Operating Officer

Teck Siong LIM	45	Chief Financial Officer

Wolfgang Tippner

Mr. Tippner, age 62, is a seasoned venture capitalist and financier with over 40 years of experience as a capital markets professional and as director of public and private companies. Boatim benefits from Mr. Tippner's wealth of experience as a savvy deal maker, an adept financier and as a results-driven leader of dynamic public companies.

Mr. Tippner is a certified financial and capital markets adviser (“Zertifizierter Finanz- und Boersenberater”), a qualification awarded to him in 1998 by the Association of Financial Services Institutes (“Verband der Finanzdienstleistungsinstitute”) in Frankfurt, Germany. The company enjoys Mr. Tippner's extensive international network of contacts within several industries and his years of experience in steering multiple early stage start-up companies through this phase of ultra-rapid growth, product rollouts and rapid scaling of the business.

Patrick Heneise

Mr. Heneise, age 36, has been in software development since the year 2000. He holds a BSc. In Computer Science in Media from University of Furtwangen, Germany, and a MSc. in Media Technology from the University of Leiden, Netherlands. He has held a number of C-level positions with online and web-related companies and currently also serves as CEO at Heneise Consulting OÜ, a software solutions company incorporated in Estonia and fully own by him.

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

After a management change on July 5, 2017, new management made the decision to change the business model to food blogging. Although initially growing at a fast rate, we were not able to convert the growth momentum into a revenue stream. Within weeks we had more than 800 subscribers to several food blogs, but realized that viable sponsorship income could not be derived from covering low end Hong Kong and Macao foods places.

We then adjusted the strategy in early 2018 to cover fine dining bars, restaurants and wine places in Kuala Lumpur, Malaysia, as research had shown relevant sophisticated buying power and thus higher sponsorship potential from high-end restaurants there.

In June 2018 management entered into talks with an online boat sales platform under development by Mr. Yves Toelderer, evaluating the creation of an additional business line operating a global online boat market place. Upon Toelderer providing evidence of a minimum viable product (“MVP”) for the boat sales platform, definitive agreements were negotiated and the BOATIM platform was acquired. Integrating the BOATIM project into our product range reflects an important part of the Company´s strategic business development. We intend to combine our reach and relationships within the Asian online community and our e-commerce marketing capabilities with the rolling subscription for service model of BOATIM and intend to establish steady revenue streams this way. Our contacts to the online world in Asia as well as our presence in the new Florida head offices will be of substantial benefit when developing and eventually rolling out our additional online product.

Equally, with the BOATIM platform intended to attract many of boat owners, sellers and lovers, we intend to create a big social and commercial community around the subject of boats. This is intended to occur both globally and locally at the same time.

Since, our business model is two sided. Side one devotes our efforts mostly to advertisement and sponsored content. The second side is to offer the promotional services of a sales platform with integrated sales communication processes for the boating community and industry.

Marketing

To extend and publicize the latest network trend, Boatim Inc. intends to use direct and online marketing methods attract clients to come onto our blog and online platform to advertise their business.

If the netizen speaks in the company’s blog, it will be free to express their personal satisfaction or dissatisfaction to the blog. A person to ten people even thousands are free to discuss, to make comments. In a brief period, there can be tens of thousands of netizens in the discussion creating the attention and the publicity intended for the clients.

By joining an affiliate program is a great way to make money promoting products and services you love. Basically, once you refer a product through an affiliate program and customer make a purchase, we intend to get a revenue share from the transacting client.

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

According to Technorati Media statistics, blogs are the third most influential digital resource which people use when making purchases, just behind retail and branded sites. One of the best ways to help grow client’s businesses is to reach out to bloggers and product specific communities and get oneself enlisted on the bloggers’ sites. Business owners can also choose to conduct an on-going blogger outreach campaign by initiating and cultivating relationships with these communities. You’ll find that creating a long-term relationship with bloggers can be mutually beneficial and profitable.

By applying these innovative strategies, we can achieve a higher sales and publicity of products and services .The use of internet has reached the most important part of the profitability of all enterprises be it both large and medium-sized enterprises or small enterprises.

About us

Boatim Inc. (BTIM) is a food related information dissemination network that is currently expanding into the boating industry by acquiring and further developing the BOATIM trading platform.

These businesses have hundreds of thousands of interested followers and soon subscribers. It has a diverse way to promote using blog articles, short video and photos to achieve extreme online exposure.

We intend to be the trend mover for Asia and Southeast Asia food bloggers and plan to become the biggest boat trading platform in North America with rolling out our BOATIM online platform

Boatim Inc. aspires to become one of the leading trends in Blogging Companies and subject centered online community. Blogging and information exchange platform isn’t just a way for a business to promote their products and services. It can actually be the main concept behind a number of businesses.

Employees

As of August 31, 2019, the Company only had 4 employees i.e. the CEO, CTO, COO and the CFO.

Offices

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

Risks Relating to our Stocks

At the time of this document there is a shell risk symbol showing for our company on the OTC Markets website, which indicates that there is a risk of Boatim Inc. being a company with no operational business. The shell risk warning symbol is published due to the outcome of an automated standardized analysis of our published financial statements, which show similarities to those usually displayed by shell companies. Despite the fact that we have not established revenues or profits at the date of this document, we have had expenses while actively executing our business strategy. We consider ourselves an operational business.

Risks Relating to our Business

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We are authorized to issue up to 500,000,000 shares of common stock. At present, there are 50,500,011 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Holders of our Common Stock

As of August 31, 2019 and 2018, there were 10 registered stockholders, holding 50,500,011 shares of our issued and outstanding common stock, respectively. As of the date of this document, there are 63 registered shareholders, holding 50,500,011 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

As of August 31, 2019, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended August 31, 2019 and August 31, 2018, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues for the years ended August 31, 2019 and August 31, 2018 and incurred no cost of goods sold for the year ended August 31, 2019 and the year ended August 31, 2018.

The operating expenses were comprised of general and administrative expenses of $85,720 for the fiscal year ended August 31, 2019 (compared to $77,849 for the fiscal year ended August 31, 2018), an increase of 10% as well as loss on impairment of capitalized software in the amount of $70,298 for the fiscal year ended August 31, 2019 (compared to $0 for the fiscal year ended August 31, 2018).

The net loss was $156,018 for the year ended August 31, 2019 (compared to August 31, 2018: $77,849), an increase of approximately 100% as compared to the last year.

Our total assets at August 31, 2019 were $20,478 (August 31, 2018: $468,).

Our total current liabilities at August 31, 2019 were $761,202 which is comprised of $46,652 in accounts payable and accrued liabilities, $214,550 in payables to related parties as well as $500,000 due to a related party for Boatim platform software acquisition. The current liabilities at August 31, 2018 were $84,767 which mainly comprised of accruals in the amount of $7,302 and amounts due to related parties in the amount of $77,465. The increase in payables to related parties is largely owed to the acquisition of the Boatim software platform.

We currently anticipate our operating expenses (being legal and professional fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $125,000.

On August 31, 2019 the Company had authorized 500,000,000 (August 31, 2018: 500,000,000) shares of common stock with a par value of $0.001 per share.

As of August 31, 2019, the Company had 50,500,011 (August 31, 2018: 50,500,011) shares of common stock issued and outstanding and there were no outstanding stock options or warrants. As of the date of this document, the Company has 50,500,011 shares of common stock issued and outstanding.

For the year ended August 31, 2019 we reported a net loss of $156,018 and an accumulated deficit of $387,392. At August 31, 2019 we had cash of $15,691. The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At August 31, 2019, we had $15,691 in cash and there were outstanding liabilities of $761,202 (cash of $468 and liabilities of $84,767 on August 31, 2018, respectively). There was $26,018 in cash used in operations in 2019 ($0 net cash provided through operating activities in 2018, respectively) and $70,298 used in investing activities as well as $111,946 provided by financing activities in 2019. There was no cash provided through financing activities in 2018. This resulted in $15,223 change in net cash in 2019 and $0 in 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Boatim Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BOATIM, Inc. (formerly known as Emerald Data Inc.) (the “Company”) as of August 31, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

January 30, 2020

BOATIM INC.
(Formerly known as Emerald Data Inc.)
BALANCE SHEETS

	August 31	August 31
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$15,691	$468
Total current assets	15,691	468

Deposits	4,787	-
Total other assets	4,787	-

TOTAL ASSETS	$20,478	$468

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$46,652	$7,302
Related party loan	214,550	77,465
Related party loan - acquisition	500,000	-
TOTAL LIABILITIES	761,202	84,767

STOCKHOLDERS' DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 50,500,011 and 50,500,011 shares issued and outstanding at August 31, 2019 and 2018	50,500	50,500
Additional Paid in Capital	(403,425)	96,575
Accumulated deficit	(387,392)	(231,374)
Accumulated other comprehensive income	(407)	-
Total Stockholders' deficits	(740,724)	(84,299)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,478	$468

The accompanying notes are an integral part of these financial statements

BOATIM INC.

(Formerly known as Emerald Data Inc.)

STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Year Ended	Year Ended
	August 31, 2019	August 31, 2018

Operating Expenses
General and administrative	85,720	77,849
Impairment loss	70,298	-
Total Expenses	156,018	77,849

Operating loss	(156,018)	(77,849)

Net loss before income tax provision	(156,018)	(77,849)
Provision for income tax	-	-

Net loss	$(156,018)	$(77,849)
Other comprehensive loss:
Foreign currency translations	(407)	-

Total Comprensive loss	$(156,425)	$(77,849)
Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	50,500,011	50,500,011

The accompanying notes are an integral part of these financial statements

BOATIM INC.

(Formerly known as Emerald Data Inc.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

				Accumulated
	Common Stock			Other		Total
	Number of Shares	Par Value	Capital Deficiency	Comprehensive Loss	Accumulated Deficit	Stockholders' Deficit

Balance - August 31, 2017	50,500,011	$50,500	$96,575	$-	$(153,525)	$(6,450)

Net loss	-	-	-	-	(77,849)	(77,849)
Balance - August 31, 2018	50,500,011	$50,500	$96,575	$-	$(231,374)	$(84,299)

Acquisition of asset under common control	-	-	(500,000)	-	-	(500,000)

Foreign currency translation adjustment	-	-	-	(407)	-	(407)
Net loss	-	-	-	-	(156,018)	(156,018)
Balance - August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	$(740,724)

The accompanying notes are an integral part of these financial statements

BOATIM INC.
(Formerly known as Emerald Data Inc.)
STATEMENTS OF CASH FLOWS

	For the year ended August 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(156,018)	$(77,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of software development cost	70,298	-
Changes in net assets and liabilities -
Deposits	(4,787)	-
Accounts payable and accrued expenses	64,489	852
Other payables – related parties	-	76,997
NET CASH USED IN OPERATING ACTIVITIES	(26,018)	-

INVESTING ACTIVITIES
Software development costs	(70,298)	-
NET CASH USED IN INVESTING ACTIVITIES	(70,298)	-

FINANCING ACTIVITIES:
Proceeds from related party notes payable	111,946	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	111,946	-

EFFECT OF FOREIGN CURRENCY TRANSLATION	(407)	-

NET INCREASE IN CASH	15,223	-

CASH – BEGINNING OF PERIOD	468	468
CASH – END OF PERIOD	$15,691	$468

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Due to related party for acquisition of intangible asset	$500,000	$-
Due to related party – expenses paid for on behalf of the Company	$25,139	$-

The accompanying notes are an integral part of these financial statements

BOATIM INC.

(Formerly known as Emerald Data Inc.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Boatim Inc. (the “Company”), formerly known as Emerald Data Inc. is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. On January 24, 2019 the Company´s board and shareholders passed a motion to change the Company name to “BOATIM INC.” Its fiscal year end is August 31.

On January 24, 2019, the shareholders of the Company have resolved that the business address be changed with immediate effective to 7950 NW 53rd Street, Suite 337, Miami, FL 33166.

On November 07, 2019, the Company’s Board of Directors approved a 3 for 1 Reverse stock Split. All share amounts have been retroactively adjusted to reflect the reverse stock split.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Additionally, we are expanding into the boating industry by acquiring and further developing the BOATIM trading platform.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of August 31, 2019 and 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Emerald,” “we,” “us,” “our” or the “Company” are to Boatim Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company for the periods ended August 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2019.

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

Foreign Currency Translation

The Company has one bank account denominated in Euros (€ or EUR) and one account denominated in United States Dollars (US$, $ or USD). Although costs are incurred in multiple currencies, management considers USD to be the functional currency for the company. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the transactions done through the Euro bank account are translated into the Company’s reporting currency, USD. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Translation of amounts from other currencies of the Company into US$ has been made at the following exchange rates:

August 31, 2019
Current EUR: US$ exchange rate	1.1009
Average EUR: US$ exchange rate	1.1011

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity (deficit).

Computer Software Development Costs

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the year ended August 31, 2019, a total of $77,849 in software development costs has been incurred since the acquisition. The company management determined that the Capitalized development costs was fully impaired as of August 31, 2019, therefore an impairment loss is recorded on the income statement.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.

The Company has evaluated the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures and does not expect any significant impact to the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no revenues for the year ended August 31, 2019 and has recurring losses. In addition, the Company had a negative working capital for the year ended August 31, 2019, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Heneise Consulting. Heneise Consulting has provided software development and maintenance services for the Company’s Boatim Software platform. During the year ended August 31, 2019, Heneise Consulting has billed a total of $34,400 in software development costs.

On April 29, 2019 the shareholders voted to appoint Mr. Wolfgang Tippner as new Director and CEO of BOATIM Inc. and Mr. Toelderer resigned from the board and as officer.

As of August 31, 2019 the Company owed a total of $214,550 to related parties. Related party loans consists of $81,290 owed to Mr. Veng Kun LUN ($77,465 as of August 31, 2018) and $133,260 due to Cayo Ventures GmbH for payment related to software development, accounting, transfer agent and legal fees. Cyao Ventures GmbH is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. These loans are non-secured, non-interest bearing and due on demand.

On December 6, 2018, New Million Global Holdings Limited sold 98,300,000 of its shares of common stocks to Mr. Yves Toelderer. On September 06, 2019, the shares representing 64.88% ownership of the Company were effectively transferred to Yves Toelderer. This constituted a change in control.

During the year ended August 31, 2019, the Company’s former majority shareholder and former officer, Mr. Yves Toelderer, issued a note in the amount of $500,000 to Boatim Inc for the purchase of the Boatim software platform. The note is due 12 month from the date of the agreement, on January 23, 2020, but the Company is currently in negotiations to extend the note by six months and is not considered to be in default. The note is unsecured and bears no interest.

NOTE 5 – ACQUISITION OF SOFTWARE FROM RELATED PARTY

On January 23, 2019, the Company acquired the unfinished software code of the Boatim online trading platform from Cayo Ventures GmbH for $500,000 in the form of a note payable. Cayo Ventures GmbH is owned by former majority shareholder and former officer, Mr. Yves Toelderer. The software code as such had never been operated in a live environment nor was it complete at the time of acquisition. The net carrying value of the software on the date of acquisition is $0 on Cayo Venture GmbH’s books.

We have determined that the software code acquired is incomplete in its current (restricted) features and capabilities and as such is subject to further development. During the year ended August 31, 2019, a total of $70,298 in software development costs has been capitalized since the acquisition. According to above referenced guidance, if the functionality of a module is entirely dependent on the completion of other modules, amortization of that module shall begin when both that module and the other modules upon which it is functionally dependent are ready for their intended use. In compliance therewith we have not made provisions for amortization of the capitalized software development costs yet. As of August 31, 2019, the management determined that the total capitalized cost of $70,298 was fully impaired. We anticipate that the completion of these modules would occur during the first quarter ended 2020. A useful life of 3 years applied to the software prior to August 31, 2019.

The total purchase price of $500,000 was recorded as related party loan to the Company from Cayo Ventures GmbH on a carryover basis through common control. The note is non-interest bearing and is due 12 months from the date the agreement. The asset purchase value price of $500,000, for the Boatim Inc software platform was recorded in additional paid in capital.

NOTE 6 – CAPITAL STOCK

On January 23, 2019 the Company´s board and shareholders passed a motion that a 1:3 reverse split of the Company´s common stock should be performed and that the Company name be changed to “BOATIM INC.” As of the date of this report, the reverse stock split has been effectuated as of November 25, 2019. As of the date of this document a total of 50,500,011 shares of common stock were issued and outstanding.

NOTE 7 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law including a reduction in the corporate tax rate to 21% for tax years beginning with 2018. These changes will impact the changes in the valuation allowance, components of the tax rate reconciliation and realization of loss carryforwards.

The Company has available net operating loss carry-forward of approximately $269,262. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

For the year ended August 31,	2019	2018
Net operating loss carryforwards	$(269,864)	$(113,846)
Temporary differences:
Accrued expenses	602	-
Tax loss for the year	(269,262)	(113,846)

Estimated effective tax rate	21%	21%

Net Deferred tax asset	$56,545	$23,908
Less: valuation allowance	(56,545)	(23,908)
Total Deferred tax asset	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended August 31, 2019 and 2018 would affect the effective income tax rate. There were no unrecognized income tax benefits as of August 31, 2019 and 2018.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of August 31, 2019 and 2018, respectively.

All tax years since inception are open for examination by taxing authorities.

NOTE 8 - SUBSEQUENT EVENTS

On September 12, 2019, Veng Kun Lun, an officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290.

On November 07, 2019, the Company’s Board of Directors approved a 3 for 1 Reverse stock Split. The current financial statements as well as prior year’s financial statements have been retroactively adjusted to reflect the reverse stock split.

On December 12, 2019, Yves Toelderer transferred 32,766,667 (post reverse stock split) shares of common stock representing the entire control block, of 64.88% ownership, to JTT Global Ventures Ltd, a British Virgin Island based holding company, against JTT Global Ventures Ltd. assuming all obligations against New Million Global Holdings Ltd. under the promissory note.

From September 01, 2019 until January 30, 2020 the Company borrowed from Cayo Ventures the total amount of $171,887. The advances are unsecured, due on demand and non-interest bearing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of August 31, 2019, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending August 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending August 31, 2019 our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Wolfgang Tippner	62	Director and Chief Executive Officer
Patrick Heneise	36	Director and Chief Technology Officer
Veng Kun LUN	56	Director and Chief Operating Officer
Teck Siong LIM	45	Chief Financial Officer

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

Patrick Heneise

Mr. Heneise, age 36, has been in software development since the year 2000. He holds a BSc. In Computer Science in Media from University of Furtwangen, Germany, and a MSc. in Media Technology from the University of Leiden, Netherlands. He has been a research assistant, web developer and marketing intern; is proficient with node.js service and microservice architectures, ReactJS & VenueJS front-end apps, API architecture, cloud deployment, Couchbase, Redis, Elasticsearch NoSQL archtitectures, to name a few.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	New Million Global Holdings Ltd. 209A Punggol Place, #12-1276, Singapore, 821209,SN	98,300,000 shares of common stock	64.88%

________________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2019, there were 151,500,000 shares of our common stock issued and outstanding. As of the date of this document, there were 50,500,011 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Heneise Consulting. Heneise Consulting has provided software development and maintenance services for the Company’s Boatim Software platform. During the year ended August 31, 2019, Heneise Consulting has billed a total of $34,400 in software development costs, which has been capitalized as software development costs.

In a special shareholder meeting on April 29, 2019 the shareholders voted to appoint Mr. Wolfgang Tippner as new CEO of BOATIM Inc. and Mr. Toelderer resigned from the board.

As of August 31, 2019 the Company owed a total of $214,550 to related parties. Related party loans consist of $81,290 owed to Mr. Veng Kun LUN ($77,465 as of August 31, 2018) and $133,260 due to Cayo Ventures GmbH for payments related to software development, accounting, transfer agent and legal fees. These loans are unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2019, the Company’s founder and majority shareholder, Mr. Yves Toelderer, issued a note in the amount of $500,000 to Boatim Inc for the purchase of the Boatim software platform. The note is due 12 month from the date of the agreement. It is unsecured and bears no interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended August 31, 2019，the total audit fees billed was $29,030, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended August 31, 2018, the total audit fees billed was $12,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

Audit fees are charged by the auditor for providing its audit report. Fees for audit-related services might be charged by lawyers or valuers providing third party expertise or opinions required to prepare or provide the audit report.

Fees for tax services might be charged by accountants or tax advisors for providing services that relate to tax matters like tax calculations, tax advice or tax filings.

Fees for other services might be charged by any other service provider for providing any other service that might be of interest to the company.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

______

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boatim, Inc. Registrant

Date: January 31 , 2020	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Boatim Inc. Registrant

Date: January 31 , 2020	By:	/s/ Teck Siong LIM
Teck Siong LIM
(Chief Financial Officer)

