Form 10-Q
period 2019-11-30
BOATIM INC.
filed 2020-02-07
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2019

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

_______________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,500,011 common shares issued and outstanding as of February 6, 2020.

BOATIM INC.

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

BOATIM INC.

BALANCE SHEETS

(Unaudited)

	November 30	August 31
	2019	2019
ASSETS

CURRENT ASSETS
Cash	$5,893	$15,691
Total current assets	5,893	15,691

Deposits	4,787	4,787
Total other assets	4,787	4,787

TOTAL ASSETS	$10,680	$20,478

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$26,592	$46,652
Related party loan	221,657	214,550
Related party loan - acquisition	500,000	500,000
TOTAL LIABILITIES	748,249	761,202

STOCKHOLDERS’ DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 50,500,011 and 50,500,011 shares issued and outstanding at November 30, 2019 and August 31, 2019	50,500	50,500
Additional Paid in Capital	(322,135)	(403,425)
Accumulated deficit	(465,073)	(387,392)
Accumulated other comprehensive income	(861)	(407)
Total Stockholders’ deficit	(737,569)	(740,724)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,680	$20,478

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended November 30,
	2019	2018

Operating expenses:
General and administrative expenses	$77,681	$4,127

Total operating expenses	77,681	4,127

Loss before provision for income taxes	(77,681)	(4,127)
Provision for income taxes	-	-
Net loss	$(77,681)	$(4,127)
Other comprehensive loss:
Foreign currency translations	(454)

Total Comprehensive loss	$(78,135)	$-

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	50,500,011	50,500,011

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance -August 31, 2018	50,500,011	$50,500	$96,575	$-	(231,374)	(84,299)

Net loss	-	-	-	-	(4,127)	(4,127)
Balance November 30, 2018	50,500,011	$50,500	$96,575	$-	(235,501)	(88,426)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance – August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	(740,724)

Forgiveness of related party debt	-	-	81,290	-	-	81,290
Foreign currency translation adjustment	-	-	-	(454)	-	(454)
Net loss	-	-	-	-	(77,681)	(77,681)
Balance November 30, 2019	50,500,011	$50,500	$(322,135)	$(861)	$(465,073)	(737,569)

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended November 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(77,681)	$(4,127)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in net assets and liabilities -
Accounts payable and accrued expenses	(20,060)	302
Other payables – related parties	-	3,825
NET CASH USED IN OPERATING ACTIVITIES	(97,741)	-

FINANCING ACTIVITIES:
Proceeds from related party notes payable	88,397	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,397	-

Effect of Foreign Currency Translation	(454)	-

NET DECREASE IN CASH	(9,798)	-

CASH – BEGINNING OF PERIOD	15,691	468
CASH – END OF PERIOD	$5,893	$468

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$81,290	$-

The accompanying notes are an integral part of these unaudited financial statements.

BOATIM INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Boatim Inc formerly known as Emerald Data Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. On January 24, 2019 the Company´s board and shareholders passed a motion to change the Company name to “BOATIM INC.” Its fiscal year end is August 31.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, “Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842”. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company adopted this ASU and there was no impact to the consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the three months ended November 30, 2019 and incurred recurring losses. In addition, the Company had a negative working capital for the three months ended November 30, 2019 and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from related party to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Heneise Consulting. Heneise Consulting has provided software development and maintenance services and has billed approximately $17,000 during the three months November 31, 2019.

On September 12, 2019, Veng Kun Lun, an officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290, this was recorded as additional paid in capital.

As of November 30, 2019, the Company owed a total of $221,657 to related party. Related party loans consist of $221,657 due to Cayo Ventures GmbH for payment related to software development, accounting, transfer agent and legal fees. Cayo Ventures GmbH is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

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

NOTE 5 – COMMON STOCK

On January 23, 2019 the Company´s board and shareholders had passed a motion that a 1:3 reverse split of the Company´s common stock should be performed. The stock split was affected on November 07, 2019. All share amounts have been retroactively adjusted to reflect the reverse stock split. As of November 30, 2019, a total of 50,500,011 shares of common stock were issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

On December 12, 2019, Yves Toelderer transferred 32,766,667 (post reverse stock split) shares of common stock representing the entire control block, of 64.88% ownership, to JTT Global Ventures Ltd, a British Virgin Island based holding company, against JTT Global Ventures Ltd. assuming all obligations against New Million Global Holdings Ltd. under the promissory note.

From December 01, 2019 until January 31, 2020 the Company borrowed from Cayo Ventures the total amount of $83,489. The advances are unsecured, due on demand and non-interest bearing.

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

General

Boatim Inc formerly known as Emerald Data, Inc was incorporated in the State of Nevada as a for-profit company on August 15, 2014 and established a fiscal year end of August 31.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended November 30, 2019 and November 30, 2018

Operating expenses

General and administrative expenses were $77,681 of which $66,108 was for Professional services for the three months ended November 30, 2019, compared to $4,127 for the three months ended November 30, 2018, an increase of $73,554. The increase is due to increased operating expenses associated with a concentration of resources on reporting and administrative tasks post the acquisition of the BOATIM platform.

Net Loss

Net loss for the three months ended November 30, 2019 was $77,681 compared to $4,127 for the three months ended November 30, 2018 due to the reasons discussed in sub-section “Operating expenses” above.

Liquidity and capital resources

At November 30, 2019, we had $5,893 in cash and there were outstanding liabilities of $748,249 (cash of $15,691 and liabilities of $761,202 on August 31, 2019, respectively). The stockholders’ deficit was $737,569 as of November 30, 2019 and $740,724 as of August 31, 2019.

There was $97,741 cash used by operations in the Three Months ended November 30, 2019 ($0 net cash used in operating activities during the Three Months period ended November 30, 2018, respectively) and $88,397 cash provided through financing activities during the Three Months ended November 30, 2019 ($3,825 up to November 30, 2018). This resulted in $9,798 changes in net cash during the Three Months ended November 30, 2019 and no change in net cash during the Three Months ended November 30, 2018, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of November 30, 2019 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the Three Months ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boatim Inc.
Registrant

Date: February 06, 2020	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: February 06, 2020	By:	/s/ Teck Siong LIM
Teck Siong Lim
Chief Financial Officer

