Form 10-Q
period 2020-02-29
BOATIM INC.
filed 2020-04-13
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2020

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-200629

BOATIM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	7370	84-4779679
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,500,011 common shares issued and outstanding as of April 13, 2020.

BOATIM INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements of BOATIM Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim consolidated financial statements should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

BOATIM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29	August 31
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$25,343	$15,691
Resticted Cash	3,323	-
Total current assets	28,666	15,691

Deposits	4,787	4,787
Total other assets	4,787	4,787

TOTAL ASSETS	$33,453	$20,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$38,541	$46,652
Related party loan	397,648	214,550
Related party loan - acquisition	500,000	500,000
TOTAL LIABILITIES	936,189	761,202

STOCKHOLDERS' DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 50,500,011 shares issued and outstanding at February 29, 2020 and August 31, 2019	50,500	50,500
Additional Paid in Capital	(322,135)	(403,425)
Accumulated deficit	(630,081)	(387,392)
Accumulated other comprehensive income	(1,020)	(407)
Total Stockholders' deficit	(902,736)	(740,724)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,453	$20,478

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	February 29 and 28,		February 29 and 28,
	2020	2019	2020	2019

Operating expenses
General and Administrative	$165,008	$8,251	$242,689	$12,378
Total operating expense	165,008	8,251	242,689	12,378

Loss from operations	(165,008)	(8,251)	(242,689)	(12,378)
Net loss	$(165,008)	$(8,251)	$(242,689)	$(12,378)

Other comprehensive loss	(159)	-	(613)	-

Comprehensive loss	$(165,167)	$(8,251)	$(243,302)	$(12,378)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	50,500,011	50,500,011	50,500,011	50,500,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance -August 31, 2018	50,500,011	$50,500	$96,575	$-	$(231,374)	(84,299)

Net loss	-	-	-	-	(4,127)	(4,127)
Balance November 30, 2018	50,500,011	$50,500	$96,575	$-	$(235,501)	(88,426)

Acquisition of assets under common control	-	-	(500,000)	-	-	(500,000)
Net loss	-	-	-	-	(8,251)	(8,251)
Balance February 28, 2019	50,500,011	$50,500	$(403,425)	$-	$(243,752)	(596,677)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance – August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	(740,724)

Forgiveness of related party debt	-	-	81,290	-	-	81,290
Foreign currency translation adjustment	-	-	-	(454)	-	(454)
Net loss	-	-	-	-	(77,681)	(77,681)
Balance November 30, 2019	50,500,011	$50,500	$(322,135)	$(861)	$(465,073)	(737,569)

Foreign currency translation adjustment	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	(165,008)	(165,008)
Balance February 29, 2020	50,500,011	$50,500	$(322,135)	$(1,020)	$(630,081)	(902,736)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	February 29, 2020	February 28, 2019
OPERATING ACTIVITIES:
Net loss	$(242,689)	$(12,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in net assets and liabilities -
Accounts payable and accrued expenses	(8,111)	602
Other payables – related parties	-	14,284
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(250,800)	2,508

INVESTING ACTIVITIES:
Computer Software development costs	-	(2,508)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,508)

FINANCING ACTIVITIES:
Proceeds from related party loans	264,388	-
NET CASH USED IN FINANCING ACTIVITIES	264,388	-

EFFECT OF FOREIGN CURRENCY TRANSLATION	(613)	-

NET INCREASE IN CASH AND RESTRICTED CASH	12,975	-

CASH AND RESTRICTED CASH– BEGINNING OF PERIOD	15,691	468
CASH AND RESTRICTED CASH – END OF PERIOD	$28,666	$468

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party loan	$81,290	$-
Due to related party for acquisition of intangible asset	$-	$500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Boatim Inc. formerly known as Emerald Data Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. On January 24, 2019 the Company´s board and shareholders passed a motion to change the Company name to “BOATIM INC.” Its fiscal year end is August 31.

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

Boatim, Inc. established Boatim Europe S.L. (“Boatim Europe”) as a private limited company pursuant to the laws of the Spain on December 18, 2019, with the Company having ownership of one hundred percent of the issued and outstanding membership interests of Boatim Europe. Boatim Europe is currently structured as a wholly owned subsidiary of the Company. Boatim Europe commenced operations in February 2020 and intends to engage in the business of providing software development and consulting for the boat industry.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Additionally, we are expanding into the boating industry by acquiring and further developing the BOATIM trading platform.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, all of which have a fiscal year end of August 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company adopted this ASU and there was no impact to the consolidated financial statements and related.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues and incurred recurring losses. In addition, the Company has a negative working capital and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RESTRICTED CASH

On December 02, 2019, the Company placed the $3,323, the USD Equivalent of 3,300 Euros with the Sociedad en Constitución, the Spanish incorporation authorities, to meet the capital formation requirements for Spanish Companies. The funds are restricted and held with a notary public on behalf of Boatim Europe SL.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Zentered OÜ (fka Heneise Consulting OÜ).  Zentered has provided software development and maintenance services and has billed approximately $23,213 during the six months February 29, 2020.

On September 12, 2019, Veng Kun Lun, an officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290, this was recorded as additional paid in capital.

As of February 29, 2020, the Company owed a total of $397,648 to a related party. Related party loans consist of $397,648 due to Cayo Ventures GmbH for payment related to software development, accounting, transfer agent and legal fees. Cayo Ventures GmbH is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2019, the Company’s former majority shareholder and former officer, Mr. Yves Toelderer, issued a note in the amount of $500,000 to Boatim Inc. for the purchase of the Boatim software platform. The note is due 12 month from the date of the agreement, on January 23, 2020. The Company is currently in negotiations to extend the note by six months and is not considered to be in default. The note is unsecured and bears no interest.

On December 12, 2019, Yves Toelderer transferred 32,766,667 (post reverse stock split) shares of common stock representing the entire control block, of 64.88% ownership, to JTT Global Ventures Ltd, a British Virgin Island based holding company, against JTT Global Ventures Ltd. assuming all obligations against New Million Global Holdings Ltd. under the promissory note.

NOTE 6 – COMMON STOCK

On January 23, 2019 the Company´s board and shareholders had passed a motion that a 1:3 reverse split of the Company´s common stock should be performed. The stock split was affected on November 07, 2019. All share amounts have been retroactively adjusted to reflect the reverse stock split. As of February 29, 2020, a total of 50,500,011 shares of common stock were issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

During the period March 01, 2020 thru April 9, 2020, Cayo Ventures advanced a total $92,836 to the Company for payment of operating expenses. These loans are unsecured, non-interest bearing and due on demand.

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

General

Boatim Inc. formerly known as Emerald Data, Inc was incorporated in the State of Nevada as a for-profit company on August 15, 2014 and established a fiscal year end of August 31.

On December 18, 2019, the Company formed a subsidiary in Spain, Boatim Europe S.L. in order to attract competent talent for its staff. The subsidiary was registered with company ID 39157722, established under Spanish law and with its registered office in Barcelona, Spain. Boatim Inc. controls 100% of Boatim Europe S.L.´s shares.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended February 29, 2020 and February 28, 2019

Operating expenses

General and administrative expenses were $165,008, compared to $8,251 for the three months ended February 28, 2019, an increase of $156,757. The increase is due to increased operating expenses associated with a concentration of resources on reporting and administrative tasks post the acquisition of the BOATIM platform.

Net Loss

Net loss for the three months ended February 29, 2020 was $165,008 compared to $8,251 for the three months ended February 28, 2019 due to the reasons discussed in sub-section “Operating expenses” above.

Results of Operations for the Six Months Ended February 29, 2020 and February 28, 2019

Operating expenses

General and administrative expenses were $242,689 for the six months ended February 29, 2020, compared to $12,378 for the six months ended February 28, 2019, an increase of $230,311. The increase is due to increased operating expenses associated with a concentration of resources on reporting and administrative tasks post the acquisition of the BOATIM platform.

Net Loss

Net loss for the six months ended February 29, 2020 was $242,689 compared to $12,378 for the six months ended February 28, 2019 due to the reasons discussed in sub-section “Operating expenses” above.

Liquidity and capital resources

At February 29, 2020, we had $25,343 in cash and 3,323 in restricted cash and there were outstanding liabilities of $936,189 (cash of $15,691 and liabilities of $761,202 on August 31, 2019, respectively). The stockholders’ deficit was $902,735 as of February 29, 2020 and $740,724 as of August 31, 2019.

There was $250,800 cash used in operations during the six months ended February 29, 2020 ($2,508 net cash provided by operating activities during the six months ended February 28, 2019, respectively), $264,388 cash provided through financing activities during the six months ended February 29, 2020 ($0 financing activities for the six months ended February 28, 2019). This resulted in $12,975 changes in net cash and restricted cash during the six months ended February 29, 2020 and no change in net cash and restricted cash during the six months ended February 28, 2019, respectively).

Cayo Ventures GmbH has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but they have no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of February 29, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boatim Inc.
Registrant

Date: April 13, 2020	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: April 13, 2020	By:	/s/ Teck Siong LIM
Teck Siong Lim
Chief Financial Officer

