Form 10-Q
period 2020-05-31
BOATIM INC.
filed 2020-07-16
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,500,011 common shares issued and outstanding as of July 15, 2020.

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

BOATIM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31	August 31
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$34,887	$15,691
VAT receivable	11,088	-
Total current assets	45,975	15,691

Deposits	4,787	4,787
Total other assets	4,787	4,787

TOTAL ASSETS	$50,762	$20,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$42,507	$46,652
Related party loan	619,334	214,550
Related party loan - acquisition	500,000	500,000
TOTAL LIABILITIES	1,161,841	761,202

STOCKHOLDERS' DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 50,500,011 shares issued and outstanding at May 31, 2020 and August 31, 2019	50,500	50,500
Additional Paid in Capital	(322,135)	(403,425)
Accumulated deficit	(839,427)	(387,392)
Accumulated other comprehensive loss	(17)	(407)
Total Stockholders' deficit	(1,111,079)	(740,724)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,762	$20,478

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2020	2019	2020	2019

Operating expenses
General and Administrative	$209,346	$11,190	$452,035	$23,568
Total operating expenses	209,346	11,190	452,035	23,568

Loss from operations	(209,346)	(11,190)	(452,035)	(23,568)
Net loss	$(209,346)	$(11,190)	$(452,035)	$(23,568)

Other comprehensive income	1,003	-	390	-

Comprehensive loss	$(208,343)	$(11,190)	$(451,645)	$(23,568)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	50,500,011	50,500,011	50,500,011	50,500,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance -August 31, 2018	50,500,011	$50,500	$96,575	$-	$(231,374)	(84,299)

Net loss	-	-	-	-	(4,127)	(4,127)
Balance November 30, 2018	50,500,011	$50,500	$96,575	$-	$(235,501)	(88,426)

Acquisition of assets under common control	-	-	(500,000)	-	-	(500,000)
Net loss	-	-	-	-	(8,251)	(8,251)
Balance February 28, 2019	50,500,011	$50,500	$(403,425)	$-	$(243,752)	(596,677)
				-	-	-
Net loss	-	-	-	-	(11,190)	(11,190)
Balance May 31, 2019	50,500,011	$50,500	$(403,425)	$-	$(254,942)	(607,867)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance – August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	(740,724)

Forgiveness of related party debt	-	-	81,290	-	-	81,290
Foreign currency translation adjustment	-	-	-	(454)	-	(454)
Net loss	-	-	-	-	(77,681)	(77,681)
Balance November 30, 2019	50,500,011	$50,500	$(322,135)	$(861)	$(465,073)	(737,569)

Foreign currency translation adjustment	-	-	-	(159)	-	(159)
Net loss	-	-	-	-	(165,008)	(165,008)
Balance February 29, 2020	50,500,011	$50,500	$(322,135)	$(1,020)	$(630,081)	(902,736)

Foreign currency translation adjustment	-	-	-	1,003	-	1,003
Net loss	-	-	-	-	(209,346)	(209,346)
Balance May 31, 2020	50,500,011	$50,500	$(322,135)	$(17)	$(839,427)	(1,111,079)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	May 31, 2020		May 31, 2019
OPERATING ACTIVITIES:
Net loss		$(452,035)	$(23,568)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in net operating assets and liabilities -
VAT receivable		(11,088)	-
Accounts payable and accrued expenses		(4,145)	602
Other payables – related parties		-	36,742
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(467,268)	13,776

INVESTING ACTIVITIES:
Computer Software development costs		-	(13,776)
NET CASH USED IN INVESTING ACTIVITIES		-	(13,776)

FINANCING ACTIVITIES:
Proceeds from related party loans		486,074	28,243
NET CASH PROVIDED BY FINANCING ACTIVITIES		486,074	28,243

EFFECT OF FOREIGN CURRENCY TRANSLATION		390	-

NET INCREASE IN CASH AND RESTRICTED CASH		19,196	28,243

CASH – BEGINNING OF PERIOD		15,691	468
CASH – END OF PERIOD		$34,887	$28,711

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax		$-	$-
Interest		$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party loan		$81,290	$-
Due to related party for acquisition of intangible asset	$		$500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Boatim Inc. formerly known as Emerald Data Inc. (“we”, “our, “Boatim”, the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. On January 24, 2019 the Company´s board and shareholders passed a motion to change the Company name to “BOATIM INC.” Its fiscal year end is August 31.

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

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Additionally, we are expanding into the boating industry by acquiring and further developing the Company trading platform.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all of which have a fiscal year end of August 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the reporting period. Income and expense accounts are translated at average exchange rates prevailing during the reporting period. Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive (loss) income (“AOCI”) and will be included as income or expense only upon sale or liquidation of the underlying entity or asset. Generally, all of the Company’s non-U.S. subsidiaries use their local currency as their functional currency.

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

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

On January 16, 2020, the FASB issued ASU 2020-01 in response to an EITF consensus. The ASU makes improvements related to the following two topics:  (a) Accounting for certain equity securities when the equity method of accounting is applied or discontinued — The ASU clarifies that “an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.” (b) Scope considerations related to forward contracts and purchased options on certain securities — The ASU clarifies that “for the purpose of applying paragraph 815-10- 15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825.”  This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company is evaluating the impact of this on its consolidated financial statements.

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

Management anticipates that the Company will be dependent, for the near future, on borrowings from related parties to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Zentered OÜ (fka Heneise Consulting OÜ. Zentered has provided software development and maintenance services and has billed approximately $23,213 during the nine months ended May 31, 2020.

On September 12, 2019, Veng Kun Lun, an officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290, which was recorded as additional paid in capital.

As of May 31, 2020, the Company owed a total of $1,119,334 to a related party. Related party loans consist of $619,334 due to Cayo Ventures GmbH for payment related to software development, accounting, transfer agent and legal fees. Cayo Ventures GmbH is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2019, the Company issued a note in the amount of $500,000 to a former majority shareholder and former officer, Mr. Yves Toelderer for the purchase of the Boatim software platform. The note matured, on January 23, 2020. The Company has renegotiated the note, which is now due by January 23, 2021. The Company was never considered to be in default. The note is unsecured and bears no interest.

On December 12, 2019, Mr. Yves Toelderer transferred 32,766,667 (post reverse stock split) shares of common stock representing the entire control block, of 64.88% ownership, to JTT Global Ventures Ltd, a British Virgin Island based holding company, against JTT Global Ventures Ltd. assuming all obligations against New Million Global Holdings Ltd. under the promissory note.

NOTE 5 – COMMON STOCK

On January 23, 2019 the Company´s board and shareholders had passed a motion that a 1:3 reverse split of the Company´s common stock should be performed. The stock split was affected on November 07, 2019. All share amounts have been retroactively adjusted to reflect the reverse stock split. As of May 31, 2020, a total of 50,500,011 shares of common stock were issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

During the period June 01, 2020 thru July 15, 2020, Cayo Ventures advanced a total $80,000 to the Company for payment of operating expenses. These loans are unsecured, non-interest bearing and due on demand.

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

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

General

Boatim Inc. formerly known as Emerald Data, Inc. was incorporated in the State of Nevada as a for-profit company on August 15, 2014 and established a fiscal year end of August 31.

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

Results of Operations for the Three Months Ended May 31, 2020 and May 31, 2019

Operating expenses

General and administrative expenses were $209,346, compared to $11,190 for the three months ended May 31, 2019, an increase of $198,156. The increase is due to increased operating expenses associated with a concentration of resources on reporting and administrative tasks post the acquisition of the BOATIM platform as well as operating expenses associated with the new Spanish subsidiary, Boatim Europe.

Net Loss

Net loss for the three months ended May 31, 2020 was $209,346 compared to $11,190 for the three months ended May 31, 2019 due to the reasons discussed in sub-section “Operating expenses” above.

Results of Operations for the Nine Months Ended May 31, 2020 and May 31, 2019

Operating expenses

General and administrative expenses were $452,035 for the nine months ended May 31, 2020, compared to $23,568 for the nine months ended May 31, 2019, an increase of $428,467. The increase is due to increased operating expenses associated with a concentration of resources on reporting and administrative tasks post the acquisition of the BOATIM platform as well as operating expenses associated with the new Spanish subsidiary, Boatim Europe.

Net Loss

Net loss for the nine months ended May 31, 2020 was $452,035 compared to $23,568 for the nine months ended May 31, 2019 due to the reasons discussed in sub-section “Operating expenses” above.

Liquidity and capital resources

At May 31, 2020, we had $34,887 in cash and there were outstanding liabilities of $1,161,841 (cash of $15,691 and liabilities of $761,202 on August 31, 2019, respectively). The stockholders’ deficit was $1,111,079 as of May 31, 2020 and $740,724 as of August 31, 2019.

There was $467,268 cash used in operations during the nine months ended May 31, 2020 ($13,776 net cash provided by operating activities during the nine months ended May 31, 2019), $0 cash used in investing activities during the nine months ended May 31, 2020 ($13,776 net cash used in investing activities for the nine months ended May 31, 2019), $486,074 cash provided through financing activities during the nine months ended May 31, 2020 ($28,243 in net cash provided by financing activities for the nine months ended May 31, 2019). This resulted in $19,196 changes in net cash during the nine months ended May 31, 2020 and $28,243 change in net cash during the nine months ended May 31, 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of May 31, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boatim Inc.
Registrant

Date: July 15, 2020	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
(Chief Executive Officer)

Date: July 15, 2020	By:	/s/ Teck Siong LIM
Teck Siong Lim
Chief Financial Officer

