Form 10-K
period 2020-08-31
BOATIM INC.
filed 2020-12-02
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-200629

BOATIM INC.
(Exact name of registrant as specified in its charter)

Nevada	84-4779679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 NW 53rd Street, Suite 337, Miami, FL 33166

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (305) 239-9993

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12,180,007 based upon the price ($0.70) at which the common stock was last sold as of August 31, 2020, the last business day of the registrant’s most recently completed fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated into the text by reference.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with the United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Boatim" mean Boatim Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General Information

Following the acquisition and subsequent investment into the further development of the Boatim trading platform, Boatim Inc. successfully launched its online boat trading marketplace platform (boatim.com) during the fiscal year ended August 31, 2020, making it the company’s primary business activity.

Boatim Inc. was incorporated in the State of Nevada as Emerald Data Inc., a for-profit company on August 15, 2014 and established a fiscal year end of August 31. On January 24th, 2019, the company name was changed to Boatim Inc. On April 29, 2019, Mr Wolfgang Tippner was appointed as a new director and CEO of the company. On November 07, 2019, the Company’s Board of Directors approved a 3 for 1 Reverse stock Split. All share amounts have been retroactively adjusted to reflect the reverse stock split.

On June 10, 2020, Mr. Patrick Burkert was appointed as Director & Chief Marketing Officer, followed by Mr. Chris Roy, who was appointed Director & Chief Product Officer of the Company on June 15, 2020.

The largest shareholder of Boatim Inc. with a holding of 32,766,667 shares of common stocks is JTT Global Ventures Ltd. That position represents 64.88% of the Company’s voting rights.

Boatim, Inc. established Boatim Europe S.L. (“Boatim Europe”) as a private limited company pursuant to the laws of Spain on December 18, 2019, with the Company having indirect control of one hundred percent of the issued and outstanding membership interests of Boatim Europe. Boatim Europe commenced operations in February 2020 and is engaged in the business of providing software development, marketing, and selling services for Boatim Inc.

All membership interests of Boatim Europe are currently held in trust by the Company´s CEO for practical reasons and only until the formal transfer into the name of Company has been completed according to the requirements of applicable Spanish law. This process has been initiated and is currently pending provision of formalized Company documentation from the USA. Such documents are being prepared and expected to arrive shortly with the Spanish authorities. Management expects this transfer process to be completed within the year. Meanwhile Boatim Europe is operated and treated for tax and other purposes as if it were already a wholly-owned subsidiary of the Company.

On February 27, 2020 the Company received OTC approval on its uplisting to the OTCQB venture market exchange, which is a well recognized trading market for smaller fast growing companies which meet certain reporting and transparency procedures, which are a prerequisite to be admitted to this market. The Company trades under the ticker symbol “BTIM”.

On May 29, 2020, the uplisting was followed by DTC´s confirmation and setting live of the Company´s stock DWAC capability, a technical back-end feature allowing brokers to clear the Company´s stocks directly broker to broker – a capability allowing for fast and seamless settlements and thus commonly better trading volumes in a stock.

Principal Products, Services, and Their Markets

Since the acquisition of the Boatim software platform and the creation of an additional business line, management has focused on operating a global online boat marketplace as its primary business line.

We intend to combine our strengths in data-driven technology businesses, the growing online boating community, and our digital marketing capabilities to offer a rolling subscription for service model of access to the Boatim platform for the extensive market of global boat dealers, and intend to establish steady revenue streams this way. Our connection with the online communities in key markets, as well as our presence in the key boating communities of Florida and Barcelona, Spain, will be of substantial benefit when further rolling out our online marketplace product to dealers. Dealers will be able to purchase additional options to boost their listings, for example “Featured Listings”. In order to make the process as smooth and seamless as possible for new customers, Boatim recently launched in beta its Smart Connected InventoryTM offering, allowing dealers to automatically connect and manage their inventory on the Boatim platform.

With the Boatim platform intended to attract many boat owners and sellers, we are creating a growing social and commercial community around the subject of boats. The community will be enhanced by relevant boating content from various sources, including internally developed by Boatim’s own team. As the community grows in size and activity, it is intended to attract boat manufacturers, boat show promoters, and other trade players, which will create an additional revenue stream for paid advertising and sponsored content.

Marketing

To extend and publicize the latest industry trends, and promote its clients’ listings, Boatim Inc. intends to use direct and online marketing methods attract visitors to the platform to advertise their business.

We intend to further expand the business with affiliate programs which will over time offer buyers a broader scope of services needed to successfully complete the hassle-free acquisition of a boat, including insurance, financing, and contract services. Where customers are referred through an affiliate program and ultimately make a completed purchase, we intend to receive a revenue share from the affiliate partner.

Market Overview

The world has arrived solidly in the next generation of connectivity and digital services and products. Regardless of industry, digital marketing and selling is increasingly used as a company’s primary marketing tool for sales and services, thus increasing market reach and even introducing entirely new distribution channels.

The boating market has 24.2 million private boat owners, and more than 1.5 million used boats are traded annually. For every boat owner, there are 5 prospective owners or those who are seriously interested in owning one. We estimate that there are over 100,000 relevant participants in the boat and yacht industry worldwide.

According to research by Grand View Research, Inc., in 2019 the global market size for the new and used leisure boat market was $39.75 billion, and for the leisure boat rental market, $6.5 billion.

Initial observations and media articles indicate that boating as a leisure and recreational activity has not suffered from a loss of interest as a result of the current global novel coronavirus pandemic. In fact, several market participants have noticed an increase in demand for leisure boats, given their ability to support distancing from other watercraft and their users, and the benefits of outdoor activity.

Competition

There are several competing marketplaces for the buying, selling, and chartering of boats. Their competitive offers vary according to location, target segments, and approach to advertising and marketing. Boatim intends to establish a strong competitive offering against competing marketplaces by virtue of building digital products with an enhanced user experience, using data-driven analytics and technology, and dynamic marketing and digital advertising methods.

Employees

As of August 31, 2020, the group employed 11 people on a full time basis, including its officers and directors, and regularly utilized the services of 10 independent contractors.

Offices

Since January 23, 2019 our principal executive offices are located at 7950 NW 53rd Street, Suite 337, Miami, FL 33166. Our phone number is (305)-239-9993.

Patents, Trademarks, Licenses, Agreements, or Contracts

As part of our business, we will seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third-party nondisclosure agreements, intellectual property licenses and other contractual rights. We currently hold the following patent, trademark, or product license: Smart Connected InventoryTM; BoatimTM. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the e-commerce trading platforms industry in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Risks Related to Pandemics

THE EFFECTS OF THE RECENT COVID-19 CORONAVIRUS PANDEMIC ARE NOT IMMEDIATELY KNOWN, BUT MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY, AND CASH FLOW.

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same, or how COVID-19 will continue to effect the world as the virus case numbers rise and fall.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans. Shelter-in-place and essential-only travel regulations could negatively impact us. The current status of COVID-19 coronavirus closures and restrictions could negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Miami, Florida which experienced restrictions on individuals and business shutdowns as the result of COVID-19. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations.

GENERAL SECURITIES MARKET UNCERTAINTIES RESULTING FROM THE COVID-19 PANDEMIC.

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

Risks Relating to our Stocks

SHELL RISK DISCLOSURE

We are not a shell company and have more than no or nominal operations or assets; we consider ourselves an operational business. However, at the time of this document there is a shell risk symbol showing for our company on the OTC Markets website, which indicates that there is a risk of Boatim Inc. being a company with no operational business. The shell risk warning symbol is published due to the outcome of an automated standardized analysis of our published financial statements, which show similarities to those usually displayed by shell companies. Despite the fact that we have not established revenues or profits at the date of this document, we have had expenses while actively executing our business strategy.

TRADING IN OUR STOCK IS LIMITED BY THE SEC’S PENNY STOCK REGULATIONS.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules would affect the ability of broker-dealers to trade our securities if we become subject to them in the future. The penny stock rules also could discourage investor interest in and limit the marketability of our common stock to future investors, resulting in limited ability for investors to sell their shares.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•	Halting of trading by the SEC or FINRA.

•

Announcements by us regarding liquidity, legal proceedings, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

•	Issuance of convertible or equity securities for general or merger and acquisition purposes,

•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

•	Sale of a significant number of shares of our common stock by shareholders,

•	General market and economic conditions,

•	Quarterly variations in our operating results,

•	Investor relation activities,

•	Announcements of technological innovations,

•	New product introductions by us or our competitors,

•	Competitive activities, and

•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and/or results of operations.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR CAPITAL STOCK IN THE FORESEEABLE FUTURE.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Risks Relating to our Business

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We are authorized to issue up to 500,000,000 shares of common stock. At present, there are 50,500,011 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of up to 5% per annum of the common stock issued and outstanding without consent of the stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

While operating our online systems and attracting a good number of followers to date, we have not yet generated any meaningful revenue from marketplace users. At the date of this document we do not have any paying customers and we cannot guarantee we ever will have any. Even if we obtain new customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

The company is reliant upon its existing shareholders and related parties to pay for operating expenses until we generate revenues sufficient to cover our expenses. There is no obligation of these parties to continue making such payments.

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

The Company’s subsidiary, Boatim Europe, has three separate office leases located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. The leases call for rent payments totalling €8,010 plus VAT in monthly payments. The leases are month to month with a six month permanency clause, of which management intends to renew.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is currently quoted on the OTC Markets QB exchange (“OTCQB”). There has been limited trading activity in our common stock.

Our common stock commenced quotation on the OTCBB (Pinks) under the trading symbol “EMRD” on 14 December, 2015. In September 2020 our symbol was changed to “BTIM” to reflect the Company’s name change to Boatim Inc. On March 3, 2020 the Company uplisted to the OTCQB trading segment. Because we are quoted on the OTCQB, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets for the quarterly periods indicated below based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions. There has been no trading activity and hence no price fixings before May 07, 2020.

Fiscal Quarter	High	Low
First Quarter (Sep 1, 2018– Nov. 30, 2018)
Second Quarter (Dec. 1, 2018 – Feb 28, 2018)
Third Quarter (Mar 1, 2019– May 31, 2019)
Fourth Quarter (Jun 1, 2019– Aug. 31, 2019)

First Quarter (Sep 1, 2019– Nov 30, 2019)	$-
Second Quarter (Dec 1, 2019– Feb 28, 2019)	$-
Third Quarter (Mar 1, 2020 – May 31, 2020)	$1.25	$1.25
Fourth Quarter (June 1, 2020 – Aug 31, 2020)	$1.32	$0.63

Holders of our Common Stock

As of August 31, 2020 and 2019, there were 64 and 11 registered stockholders, holding 50,500,011 shares of our issued and outstanding common stock, respectively. As of the date of this document, there are 64 registered stockholders, holding 50,500,011 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

As of August 31, 2020, there were no outstanding stock options or warrants.

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

NONE.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended August 31, 2020 and August 31, 2019, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans. The company intends to establish an equity compensation plan for employees in the near future.

The service agreements of our CMO and CTO contain sign-up bonus shares of 500,000 shares and 200,000 shares each respectively. The CMO and CPO service agreements contain clauses on performance related bonus share packages of up to 50% of their base salaries per annum.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements

Results of Operations

We recorded minimal revenues in the amount of $118 and $0 for the years ended August 31, 2020 and August 31, 2019, respectively and incurred cost of goods sold of $4 and $0 for the year ended August 31, 2020 and the year ended August 31, 2019, respectively.

The operating expenses were comprised of general and administrative expenses of $617,970 and stock based compensation of $62,500, for the fiscal year ended August 31, 2020 (compared to $85,720 for the fiscal year ended August 31, 2019), an increase of $532,250 in general and administrative expenses. The increase is due to increased operating expenses associated with a concentration of resources in product development, engineering, marketing, reporting and administrative tasks post the acquisition of the Boatim platform as well as operating expenses associated with the new Spanish subsidiary, Boatim Europe. The $62,500 increase is stock based compensation, was attributable to an executive receiving common stock awards.

Other income (expenses) comprised amortization of debt discount in the amount of $168,794, offset by gain on derivative liability of $456,698, both of which are associated with our convertible note debt.

The net loss was $409,914 for the year ended August 31, 2020 (compared to August 31, 2019: $156,018), an increase of approximately 163% as compared to the last year.

Our total assets as of August 31, 2020 were $510,289 (August 31, 2019: $20,478).

Our total current liabilities at August 31, 2020 were $1,499,045 which is comprised of $189,680 in accounts payable and accrued liabilities, $348,031 in payables to related parties, $141,276 in operating lease obligations, as well as $1,060,000 in convertible notes, offset by $595,350 of debt discount and $307,446 of derivative liability associated with our convertible notes. A short term loan of $47,962 from an unrelated party was repaid in September 2020. The current liabilities at August 31, 2019 were $761,202 which was comprised of $46,652 in accounts payable and accrued liabilities, $214,550 in payables to related parties as well as $500,000 due to a related party for Boatim platform software acquisition. We also have non current liabilities consisting of $38,391 in operating lease obligations at August 31, 2020.

We currently anticipate our operating expenses (being legal and professional fees, IT cost and further website and software development and testing, sales, marketing and advertising, and other expenses) over the next 12 months will be approximately $1,500,000 to $2,000,000.

On August 31, 2020 the Company had authorized 500,000,000 (August 31, 2019: 500,000,000) shares of common stock with a par value of $0.001 per share.

As of August 31, 2020, the Company had 50,500,011 (August 31, 2019: 50,500,011) shares of common stock issued and outstanding and there were no outstanding stock options or warrants. As of the date of this document, the Company has 50,500,011 shares of common stock issued and outstanding.

For the year ended August 31, 2020 we reported a net loss of $409,914 and an accumulated deficit of $797,306. As of August 31, 2020 we had cash of $38,427. The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At August 31, 2020, we had $38,427 in cash and there were outstanding liabilities of $1,537,436 (cash of $15,691 and liabilities of $761,202 on August 31, 2019, respectively). There was $509,192 in cash used in operations in 2020 ($26,018 net cash used in operating activities in 2019, respectively) and $270,506 used in investing activities as well as $822,733 provided by financing activities in 2020. There was $70,298 used in cash in investing activities in 2019 and $111,946 in cash provided by financing activities in 2019. This resulted in $22,736 change in net cash in 2020 and $15,223 in 2019.

Cayo Ventures GmbH has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but it has no legal obligation to do so.

Cash Requirements /Future Financing

There is limited historical financial information about us upon which to base an evaluation of our performance. We have not meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Boatim Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boatim Inc. and its subsidiary (collectively, the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 2, 2020

BOATIM INC.
CONSOLIDATED BALANCE SHEETS

	August 31	August 31
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$38,427	$15,691
VAT receivable	34,265	-
Total current assets	72,692	15,691

Deposits	4,787	4,787
Fixed assets	11,350	-
Capitalized software costs	259,156	-
Right of use asset – operating lease	162,304	-
Total other assets	437,597	4,787

TOTAL ASSETS	$510,289	$20,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$189,680	$46,652
Related party loan	348,031	214,550
Related party loan - acquisition	-	500,000
Loan payable	47,962	-
Convertible notes, net of unamortized discount	464,650	-
Derivative liability	307,446	-
Current portion - operating lease obligation	141,276	-
Total current liabilities	1,499,045	761,202

Non-current Liabilities:
Operating lease obligation, net of current portion	38,391	-
TOTAL LIABILITIES	1,537,436	761,202

STOCKHOLDERS' DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 50,500,011 shares issued and outstanding at August 31, 2020 and 2019	50,500	50,500
Additional Paid in Capital	(259,635)	(403,425)
Accumulated deficit	(797,306)	(387,392)
Accumulated other comprehensive loss	(20,706)	(407)
Total Stockholders' deficit	(1,027,147)	(740,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$510,289	$20,478

The accompanying notes are an integral part of these consolidated financial statements

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Year Ended	Year Ended
	August 31, 2020	August 31, 2019

Revenue	118	-
Cost of Sales	(4)	-
Gross Profit	114	-

Operating Expenses
General and administrative	680,470	85,720
Impairment loss	-	70,298
Total Expenses	680,470	156,018

Loss from operations	(680,356)	(156,018)

Other Income (Expenses)
Change in fair value of derivative liability	456,698	-
Interest expense	(168,794)	-
Loss on foreign exchange	(17,462)	-
Total other income (expenses)	270,442	-

Net loss before income tax provision	(409,914)	(156,018)
Provision for income tax	-	-

Net loss	$(409,914)	$(156,018)
Other comprehensive loss:
Foreign currency translation adjustment	(20,299)	(407)

Total Comprehensive loss	$(430,213)	$(156,425)
Net loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	50,500,011	50,500,011

The accompanying notes are an integral part of these consolidated financial statements

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

				Accumulated
				Other
	Common Stock			Comprehensive		Total
	Number of Shares	Par Value	Capital Deficiency	Income (Loss)	Accumulated Deficit	Stockholders' Deficit

Balance - August 31, 2018	50,500,011	$50,500	$96,575	$-	$(231,374)	$(84,299)

Acquisition of assets under common control	-	-	(500,000)	-	-	(500,000)
Foreign currency translation adjustment	-	-	-	(407)	-	(407)
Net loss	-	-	-	-	(156,018)	(156,018)
Balance – August 31, 2019	50,500,011	$50,500	$(403,425)	(407)	$(387,392)	$(740,724)

Forgiveness of related party loan	-	-	81,290	-	-	81,290
Stock based compensation	-	-	62,500	-	-	62,500
Foreign currency translation adjustment	-	-	-	(20,299)	-	(20,299)
Net loss	-	-	-		(409,914)	(409,914)
Balance - August 31, 2020	50,500,011	$50,500	$(259,635)	$(20,706)	$(797,306)	$(1,027,147)

The accompanying notes are an integral part of these consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended August 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(409,914)	$(156,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of software development cost	-	70,298
Change in fair value of derivative liability	(456,698)	-
Amortization of debt discount	168,794	-
Stock based compensation	62,500	-
Amortization of right of use assets	87,762	-
Loss on foreign exchange	17,462	-
Changes in net assets and liabilities
VAT receivable	(34,265)	-
Deposits	-	(4,787)
Accounts payable and accrued expenses	143,028	64,489
Operating lease obligation	(87,861)	-
NET CASH USED IN OPERATING ACTIVITIES	(509,192)	(26,018)

INVESTING ACTIVITIES
Fixed asset purchases	(11,350)	-
Software development costs	(259,156)	(70,298)
NET CASH USED IN INVESTING ACTIVITIES	(270,506)	(70,298)

FINANCING ACTIVITIES:
Proceeds from related party loans	774,771	111,946
Proceeds from loan payable	47,962
NET CASH PROVIDED BY FINANCING ACTIVITIES	822,733	111,946

EFFECT OF EXCHANGE RATE CHANGES IN CASH	(20,299)	(407)

NET INCREASE IN CASH	22,736	15,223

CASH – BEGINNING OF PERIOD	15,691	468
CASH – END OF PERIOD	$38,427	$15,691

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Due to related party for acquisition of intangible asset	$-	$500,000
Due to related party – expenses paid for on behalf of the Company	$-	$25,139
Conversion of related party loan into convertible debt	$1,060,000	$-
Debt discount from derivative liability	$764,144	$-
Right of use asset and operating lease liability recognized from adoption of ASC 842	$250,066	$-
Forgiveness of related party loan	$81,290	$-

The accompanying notes are an integral part of these consolidated financial statements

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Boatim, Inc. established Boatim Europe S.L. (“Boatim Europe”) as a private limited company pursuant to the laws of Spain on December 18, 2019, with the Company having indirect ownership of one hundred percent of the issued and outstanding membership interests of Boatim Europe. Boatim Europe is currently structured and treated as a wholly owned subsidiary of the Company. The Company is in the process of collecting and submitting all required paperwork to the Spanish authorities to enter Boatim Inc. as direct owner on public records in Spain.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Subsequently, following the acquisition of the Boatim software platform, the Company expanded into the boating industry by further developing the software platform. The Boatim software platform is an online boat trading marketplace, combining data-driven technology and our digital marketing capabilities to offer a rolling subscription for service model of access to the platform for the extensive market of global boat dealers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company with its fiscal year end of August 31, and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at August 31.

Basis of Presentation

The accompanying financial statements of the Company for the periods ended August 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation. The historical cost of acquiring an item of fixed assets includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Costs associated with repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 years.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2020 and 2019.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities, convertible notes and notes payable. Fair values were assumed to approximate carrying values for these financial instruments due to their short term maturities.

Foreign Currency

Assets and liabilities of Boatim Europe are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the reporting period. Income and expense accounts are translated at average exchange rates prevailing during the reporting period. Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive (loss) income (“AOCI”) and will be included as income or expense only upon sale or liquidation of the underlying entity. Boatim Europe considers its local currency (EURO) as its functional currency.

In accordance with ASC Topic 830-30, “Translation of Financial Statements”, monetary asset and liability accounts are translated into the Company’s reporting currency, the US dollar, using the closing exchange rate in effect at the balance sheet date, nonmonetary accounts are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	August 31, 2020	August 31, 2019
Current EUR: US$ exchange rate	1.1991	1.1009
Average EUR: US$ exchange rate	1.1136	1.1011

Capitalized Software Development Costs

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the years ended August 31, 2020 and 2019, a total of $259,156 and $77,849 in software development costs has been incurred since the acquisition, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and the Company recorded impairment loss on Capitalized software development costs of $0 and $70,298 during the fiscal years ended August 31, 2020 and 2019, respectively.

Leases

As of September 1, 2019, the Company adopted the provisions of "Accounting Standards Codification Topic 842 Leases (ASC 842)" using the modified retrospective basis for all agreements

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term, and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At August 31, 2020 and 2019, the Company had a derivative liability of $307,446 and $0, respectively,

Use of Estimates

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees (effective September 1, 2019), the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Recent Accounting Pronouncements

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had minimal revenues during year ended August 31, 2020 of $118 and no revenues for the year ended August 31, 2019 and has recurring losses. In addition, the Company had a negative working capital as of August 31, 2020 and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Zentered OÜ (fka Heneise Consulting OÜ, “Zentered”). Zentered has provided software development and maintenance services to the Company and has recognized expenses for such services of $39,231 during the year ended August 31, 2020. As of August 31, 2020 nothing remains outstanding.

On September 12, 2019, Veng Kun Lun, an officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290, which was recorded as additional paid in capital.

During the fiscal year ended August 31, 2020, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $774,771 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. As of August 31, 2020, the Company owed a total of $348,031 to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2019, the Company issued a note in the amount of $500,000 to Cayo for the purchase of the Boatim software platform. The note matured on January 23, 2020 but was extended to January 23, 2021. On July 21, 2020, the Company cancelled the note when Cayo transferred its claim against the Company to an unrelated party. On the same date, Cayo also assigned a portion of the related party loans (see above) amounting to $560,000 to another unrelated party. The Company then issued convertible notes to these unrelated parties. (See Note 7).

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the year ended August 31, 2020, a total of $0 has been paid to Mr. Tippner. As of August 31, 2020, $48,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a service agreement with Mr. Patrick Heneise, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement. As cash compensation for his services he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the year ended August 31, 2020, a total of $2,968 has been paid to Mr. Heneise. As of August 31, 2020, $8,864 in accrued compensation remains outstanding.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the year ended August 31, 2020, a total of $33,145 has been paid to Mr. Roy. As of August 31, 2020, $23,140 in accrued compensation remains outstanding.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the year ended August 31, 2020, a total of $71,400 has been paid to Mr. Burkert in cash compensation. As of August 31, 2020, $0 in accrued cash compensation remains outstanding. During the year ended August 31, 2020, the Company recognized $62,500 of stock-based compensation expense for the 50,000 shares earned by Mr. Burkert.

NOTE 5 – LEASES

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangements and has classified these as operating leases. Additionally, the lease terms of each of our office leases are short term in nature, however, the Company elected to apply ASC Topic 842 to these leases, because we intend to renew each lease for terms longer than 12 months. As a result of the adoption of ASC Topic 842, the Company recognized a right-of-use asset and operating lease liabilities of $250,066 based on the present value of the minimum rental payments utilizing a discount rate of 2.19%.

Operating Lease Obligations

On August 01, 2019, the Company entered into an office lease for a six person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OnCoWork. The lease calls for rent payments of €2,340 plus VAT in monthly payments. The lease begins August 01, 2019, is month to month with a six month permanency clause, of which management intends to renew.

On December 01, 2019, the Company entered into an office lease for a nine person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €3,120 plus VAT in monthly payments. The lease begins December 01, 2019, is month to month with a six month permanency clause, of which management intends to renew.

On April 20, 2020, the Company entered into an office lease for a six person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €2,550 plus VAT in monthly payments. The lease begins April 20, 2020 is month to month with a six month permanency clause, of which management intends to renew.

The Company has recorded operating lease expense in the amount of $87,762 during the fiscal year ended August 31, 2020. As of August 31, 2020, the discount rate for these leases is 2.19% and the weighted average remaining term is 15 months.

Future minimum operating lease payments at August 31, 2020 consist of:

For the year ending August 31,
2021	$141,276
2022	39,672
Total minimum lease payments	180,948
Less: present value discount	(1,281)
Present value of minimum lease payments	179,667
Current portion of operating lease obligations	141,276
Operating lease obligations, net of current portion	$38,391

NOTE 6 –  LOAN PAYABLE

On July 27, 2020, the Company received a short term loan from an unrelated third party in the amount of €40,000. The loan is unsecured, has no maturity date and is non interest bearing.  As of August 31, 2020, the USD equivalent of $47,962 remains outstanding. The loan was repaid on September 30, 2020.

NOTE 7 – CONVERTIBLE NOTES

On July 21, 2020, the Company issued convertible notes in the amount of $500,000 and $560,000 to two unrelated parties in exchange for their assumption of the December 08, 2018 note and related party loans owed to Cayo for the same amounts. (See Note 4). The notes do not bear interest and mature on January 22, 2021. The note in the amount of $500,000 is convertible into common shares at the rate equivalent to 70% of the Company’s 30 day average stock price prior to conversion. The second note in the amount of $560,000 is convertible into common stock at the rate equivalent to 80% of the Company’s 30 day average stock price prior to conversion. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The Company recorded a debt discount totaling $764,144, as well as amortization of debt discount of $168,794 for the year ended August 31, 2020.

A summary of value changes to the notes for the year ended August 31, 2020 is as follows:

Carrying value of Convertible Notes as of August 31, 2019	$-
New principal	1,060,000
Total principal	1,060,000
Less: discount related to fair value of the embedded conversion feature	(764,144)
Add: amortization of discount	168,794
Carrying value of Convertible Notes as of August 31, 2020	$464,650

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be accounted for as a derivative instrument. The derivative instruments were valued at loan origination date and at August 31, 2020 using the Black Scholes option pricing model, under the following assumptions:

	July 21,	August 31,
	2020	2020

Shares of common stock issuable upon exercise of debt	1,139,634	1,240,601
Estimated market value of common stock on measurement date	$1.27	0.70
Exercise price	$0.87-0.99	0.80 - 0.91
Risk free interest rate (1)	0.13%	0.13%
Expected dividend yield (2)	0.00%	0.00%
Expected volatility (3)	163%	171%
Expected exercise term in years (4)	0.51	0.40

__________________

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.
(2)

The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

(3)

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

(4)	The exercise term is the remaining contractual term of the convertible notes at the valuation dates.

The change in fair values of the derivative liabilities related to the Convertible Notes for the year ended August 31, 2020 is summarized as:

Quoted market prices
	Fair value at	for identical	Significant other	Significant
	August 31,	assets/liabilities	observable inputs	unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$307,446	$-	$-	$307,446

Derivative Liability
Derivative liability as of August 31, 2019	$-
Fair value at the commitment date for convertible instruments	764,144
Change in fair value of derivative liability	(456,698)
Derivative liability as of August 31, 2020	$307,446

NOTE 9 – CAPITAL STOCK

As of August 31, 2020 a total of 50,500,011 shares of common stock were issued and outstanding. The stock-based compensation of 50,000 shares of common stock to Patrick Burkert has not been issued as yet.

NOTE 10 – INCOME TAXES

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

The Company has available net operating loss carry-forward of approximately $713,900. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

For the year ended August 31,	2020	2019
Net operating loss carryforwards	$(409,914)	$(156,018)
Temporary differences:
Stock based compensation	62,500	-
Accrued expenses	189,680	602

Permanent differences:
Change in fair value of derivative liability	(456,698)	-
Amortization of debt discount	169,794	-
Tax loss for the year	(444,638)	(155,416)

Estimated effective tax rate	21%	21%

Net Deferred tax asset	$149,919	$56,545
Less: valuation allowance	(149,919)	(56,545)
Total Deferred tax asset	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended August 31, 2020 and 2019 would affect the effective income tax rate. There were no unrecognized income tax benefits as of August 31, 2020 and 2019.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of August 31, 2020 and 2019, respectively.

All tax years since inception are open for examination by taxing authorities.

NOTE 11 - SUBSEQUENT EVENTS

From September 01, 2020 until the date of this document (December 2, 2020) the Company borrowed from Cayo the total amount of $360,528. The advances are unsecured, due on demand and non-interest bearing.

On September 22, 2020 the board approved the issuance of up to $5,000,000 in 6-months debt, convertible at 80% of the Company´s 30-day average stock trading price at the time of conversion. At the date of this document the Company has received a total of $62,500 from an unrelated party under this facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of August 31, 2020, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended August 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ended August 31, 2020 our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

•	The Company’s lack of segregation of duties.
•	Lack of an audit committee
•	Lack of control procedures that include multiple levels of review over financial reporting.
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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended August 31, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the present directors, director nominees and executive officers of the Company as of November 23, 2020. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

NAME	AGE	POSITION
Wolfgang Tippner	63	Director and Chief Executive Officer
Patrick Heneise	37	Director and Chief Technology Officer
Patrick Burkert	36	Director and Chief Marketing Officer
Chris Roy	35	Director and Chief Product Officer
Veng Kun LUN	57	Director and Chief Operating Officer
Teck Siong LIM	46	Chief Financial Officer

The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer, director, promoter and control person, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Information about our Executive Officers

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Wolfgang Tippner

Mr. Tippner is a seasoned venture capitalist and financier with over 40 years of experience as a capital markets professional and as director of public and private companies. Boatim benefits from Mr. Tippner's wealth of experience as a savvy deal maker, an adept financier and as a results-driven leader of dynamic public companies.

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

Patrick Heneise

Mr. Heneise has been in software development since the year 2000. He holds a BSc. In Computer Science in Media from University of Furtwangen, Germany, and a MSc. in Media Technology from the University of Leiden, Netherlands. He has been a research assistant, web developer and marketing intern; is proficient with node.js service and microservice architectures, ReactJS & VenueJS front-end apps, API architecture, cloud deployment, Couchbase, Redis, Elasticsearch NoSQL archtitectures.

Mr. Heneise has founded and served as Managing Partner of Nachschicht GbR for 5 years up until August 2011, has been a collaborator at Barcelona.IO until 2015 and a Managing Partner at blended technologies S.L. until October 2017. Since 2019 he has been a Director and CTO at Boatim, and he currently also serves as CEO at Zentered OÜ, an Estonia based software solutions company he fully owns.

Patrick Burkert

Mr. Burkert brings more than two decades of marketing experience to Boatim. Specialized in growth marketing, effective sales and purpose-driven communications in startups, he holds a B.Sc. in Online Media from FH Furtwangen, a M.A in Digital Media from HdM Stuttgart. From his Phd-Program in Experience Design at TU Berlin with Telekom Innovation Laboratories he moved into the Tech Industry.

As a serial entrepreneur he founded the global short-term real estate marketplace Go—PopUp (popupBLN GmbH 2013-17, PopCorner SL 2017-18. He has held a management position in TravelPerk in Barcelona (2018), and is a founder and director of OGNC (2018 – to date), an entrepreneurial consulting co-creagency for growth marketing strategies. Since 2020, he has been a Director and CMO at Boatim.

Chris Roy

Mr. Roy has worked across design, product, and engineering teams for over 14 years, most recently with market-leading companies like Skyscanner and TravelPerk. Prior to building out the Product Design team at TravelPerk, he previously held various design and engineering positions at TescoBank, Sumerian, GFI Software, and Axios Systems, designing and building SaaS products for global markets. He graduated from Edinburgh’s Napier University with a Bdes(Hons) in Design Futures. He was sole proprietor of Northswiss between 2007-2020, a product design agency. Since 2020, he has been a Director and CPO at Boatim.

Veng Kun LUN

Mr. Veng Kun Lun has more than 25 years’ experience in the marketing and sales industry. He is CEO of New Asia Energy, Inc., and was formerly Sales Manager of Jardine Office Solution, Macau; Founder and Director of All-In-One Officer Solution Co Ltd. He also was the founder and president of Green Environment Protection Association of Macau. In 2015, he was invited to be the Advisor of Overseas Chinese Federation of Fangchengang & Baise City in Guanxi, China. Mr. Lun holds a Diploma in Business Management from the Hong Kong Management Association.

Teck Siong LIM

Mr. Lim holds a Diploma in Business and Management from KDU College, Malaysia. Prior to joining the company, he was a unit sale manager of Great Eastern Life Assurance (M) Berhad, Malaysia. He was awarded the Million Dollar Producer Club in 1995, 1996 and 1997, and Supremacy Award winner of year 2000, 2001 and 2002. Mr. Lim brings more than 20 years of managerial experience in executive level finance to the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended August 31, 2020 and 2019 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
Name and Principal Position	Year	Fees earned or paid in cash ($)	Bonus (cash) ($)	Common Stock Awards (#)	Common Stock Awards ($)	All Other Compensation ($)	Total ($)

Wolfgang Tippner	2020	48,000	-	0	0	-	48,000
President CEO, (Principal Executive Officer) Director	2019	-	-	-	-	-	0
	2018	-	-	-	-	-	0

Teck Siong Lim	2020	-	-	-	-	-	0
Chief Finance Officer, Director	2019	-	-	-	-	-	0
	2018	-	-	-	-	-	0

Notes:

Teck Sion Lim received no compensation in 2020 and 2019

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

33

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Wolfgang Tippner	Nil	0.00%
Common Stock	Patrick Heneise	Nil	0.00%
Common Stock	Patrick Burkert	Nil	0.00%
Common Stock	Chris Roy	Nil	0.00%
Common Stock	Veng Kun LUN	Nil	0.00%
Common Stock	Teck Siong LIM	Nil	0.00%
Common Stock	Directors and Officers as a Group (6 individuals)	Nil	0.00%
5% beneficial owners Common Stock	JTT Global Ventures Ltd. Ground floor, Coastal Building, Wickhams Cay II, Road Town, Tortola, BVI	32,766,667 shares of common stock	64.88%

Notes to Summary Compensation Table

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2020, there were 50,500,011 shares of our common stock issued and outstanding.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors because each is also an executive officer of the Company. All current directors are or may become in the future shareholders of the Company.

Related Party Transactions

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

The Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Zentered OÜ (fka Heneise Consulting OÜ). Zentered has provided software development and maintenance services and has billed approximately $39,231 during the year ended August 31, 2020.

On September 12, 2019, Veng Kun Lun, an officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290, which was recorded as additional paid in capital.

During the fiscal year ended August 31, 2020, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $774,771 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. As of August 31, 2020, the Company owed a total of $348,031 to Cayo which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2019, the Company issued a note in the amount of $500,000 to Cayo for the purchase of the Boatim software platform. The note matured on January 23, 2020 but was extended to January 23, 2021. On July 21, 2020, Cayo cancelled the note when it transferred its claim against the Company to an unrelated party. On the same date, Cayo also assigned a portion of the related party loans (see above) amounting to $560,000 to another unrelated party. The Company then issued convertible notes to these unrelated parties. (See Note 6).

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sing-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the year ended August 31, 2020, a total of $0 has been paid to Mr. Tippner. As of August 31, 2020, $48,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a service agreement with Mr. Patrick Heneise, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement. As cash compensation for his services he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the year ended August 31, 2020, a total of $2,968 has been paid to Mr. Heneise. As of August 31, 2020, $8,864 in accrued compensation remains outstanding.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the year ended August 31, 2020, a total of $33,145 has been paid to Mr. Roy. As of August 31, 2020, $23,140 in accrued compensation remains outstanding.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls a sign on bonus of 500,000 shares of restricted common stock as a sign on bonus, 50,000 shares within two weeks of the date of the agreement, a further 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the year ended August 31, 2020, a total of $71,400 has been paid to Mr. Burkert in cash compensation. As of August 31, 2020, $0 in accrued cash compensation remains outstanding. During the year ended August 31, 2020, the Company recognized $62,500 of stock-based compensation expense for the 50,000 shares earned by Mr. Burkert.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors consent; and

•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 27, 2020 the Company appointed Malone Bailey LLP as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended August 31, 2020 was Malone Bailey LLP. Their pre-approved fees billed to the Company are set forth below:

	August 31, 2020	August 31, 2019
Audit Fees and Audit Related Fees	$56,200	$16,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$56,200	$16,000

During the year ended August 31, 2020，the total audit and audit-related fees billed was $56,200, for tax services was $0 and for all other services was $0.

During the year ended August 31, 2019，the total audit and audit-related fees billed was $16,000, for tax services was $0 and for all other services was $0.

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Exhibit Description

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

01.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

__________________

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boatim, Inc. Registrant

Date: December 2, 2020	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2020	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer (Principal Financial and Accounting Officer)

