Form 10-Q
period 2020-11-30
BOATIM INC.
filed 2021-01-13
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2020

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

Tel: +1 (786) 713-2340

(Address and telephone number of principal executive offices)

__________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 13, 2021 there were 50,500,011 common shares issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

2

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

BOATIM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31
	2020	2020
ASSETS

CURRENT ASSETS
Cash	$44,540	$38,427
VAT receivable	52,075	34,265
Total current assets	96,615	72,692

Deposits	9,470	4,787
Fixed assets	22,272	11,350
Capitalized software costs	434,003	259,156
Right of use asset – operating lease	127,719	162,304
Total non-current assets	593,464	437,597

TOTAL ASSETS	$690,079	$510,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$188,782	$189,680
Related party loan	838,243	348,031
Related party loan - acquisition	-	-
Loan payable	-	47,962
Convertible notes, net of unamortized discount	886,354	464,650
Derivative liability	614,530	307,446
Current portion - operating lease obligation	125,560	141,276
Total current liabilities	2,653,469	1,499,045

Non-current Liabilities:
Operating lease obligation, net of current portion	18,890	38,391
TOTAL LIABILITIES	2,672,359	1,537,436

STOCKHOLDERS’ DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 50,500,011 shares issued and outstanding as of November 30, 2020 and August 31, 2020	50,500	50,500
Additional Paid in Capital	(259,635)	(259,635)
Accumulated deficit	(1,736,625)	(797,306)
Accumulated other comprehensive loss	(36,520)	(20,706)
Total Stockholders’ deficit	(1,982,280)	(1,027,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$690,079	$510,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended November 30,
	2020	2019

Operating expenses:
General and administrative expenses	$278,528	$77,681
Total operating expenses	278,528	77,681

Loss from operations	(278,528)	(77,681)

Other Income (Expense):
Change in fair value of derivative liability	(280,905)	-
Interest expense	(385,383)	-
Gain (loss) on foreign exchange	5,497	-
Total other income (expense)	(660,791)	-

Net loss before income tax provision	(939,319)	(77,681)
Provision for income tax	-	-

Net loss	$(939,319)	$(77,681)
Other comprehensive loss:
Foreign currency translation adjustment	(15,814)	(454)

Total Comprehensive loss	$(955,133)	$(78,135)
Net loss per common share
Basic and diluted	$(0.02)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	50,500,011	50,500,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Totals
Balance – August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	(740,724)

Forgiveness of related party debt	-	-	81,290	-	-	81,290
Foreign currency translation adjustment	-	-	-	(454)	-	(454)
Net loss	-	-	-	-	(77,681)	(77,681)
Balance November 30, 2019	50,500,011	$50,500	$(322,135)	$(861)	$(465,073)	(737,569)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Totals
Balance – August 31, 2020	50,500,011	$50,500	$(259,635)	$(20,706)	$(797,306)	(1,027,147)

Foreign currency translation adjustment	-	-	-	(15,814)	-	(15,814)
Net loss	-	-	-	-	(939,319)	(939,319)
Balance November 30, 2020	50,500,011	$50,500	$(259,635)	$(36,520)	$(1,736,625)	(1,982,280)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended November 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(939,319)	$(77,681)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Change in fair value of derivative liability	280,905	-
Amortization of debt discount	385,383	-
Amortization of right of use assets	34,585	-
Gain on foreign exchange	(5,497)	-
Change in operating assets and liabilities,
VAT receivable	(17,810)	-
Deposits	(4,683)	-
Accounts payable and accrued expenses	3,968	(20,060)
Operating lease obligation	(34,586)	-
NET CASH USED IN OPERATING ACTIVITIES	(297,054)	(97,741)

INVESTING ACTIVITIES:
Fixed asset purchases	(10,922)	-
Software development costs	(174,847)	-
NET CASH USED IN INVESTIING ACTIVITIES	(185,769)	-

FINANCING ACTIVITIES:
Proceeds from related party loan	490,212	88,397
Proceeds from convertible note	62,500	-
Repayment of loan	(47,962)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	504,750	88,397

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15,814)	(454)

NET INCREASE/(DECREASE) IN CASH	6,113	(9,798)

CASH – BEGINNING OF PERIOD	38,427	15,691
CASH – END OF PERIOD	$44,540	$5,893

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$-	$81,290
Debt discount from derivative liability	$26,179	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

Boatim, Inc. established Boatim Europe S.L. (“Boatim Europe”) as a private limited company pursuant to the laws of Spain on December 18, 2019, with the Company having indirect ownership of one hundred percent of the issued and outstanding membership interests of Boatim Europe. Boatim Europe is currently structured and treated as a wholly owned subsidiary of the Company. In December 2020, the Company finalized the process of collecting and submitting all required paperwork to the Spanish authorities to enter Boatim Inc. as direct owner on public records in Spain.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company with its fiscal year end of August 31, and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at November 30, 2020.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with the financial statements for the year ended August 31, 2020 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021.

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

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	November 30, 2020	August 31, 2020
Current EUR: US$ exchange rate	1.1946	1.1991
Average EUR: US$ exchange rate	1.1903	1.1136

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the three months ended November 30, 2020 and for the fiscal year ended to August 31, 2020, a total of $174,847 and $259,156 in software development costs has been incurred, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and the Company recorded impairment loss on Capitalized software development costs of $0 during the the three months ended November 30, 2020 and 2019, respectively.

Leases

As of September 1, 2019, the Company adopted the provisions of “Accounting Standards Codification Topic 842 Leases (ASC 842)” using the modified retrospective basis for all agreements

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term, and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At November 30, 2020 and August 31, 2020, the Company had a derivative liability of $614,530 and $307,446, respectively,

Use of Estimates

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the three months ended November 30, 2020 and incurred recurring losses. In addition, the Company had a negative working capital as of November 30, 2020 and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended November 30, 2020, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $490,212 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. As of November 30, 2020, the Company owed a total of $838,243 to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

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

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the three months ended November 30, 2020, a total of $0 has been paid to Mr. Tippner. As of November 30, 2020, $72,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a service agreement with Mr. Patrick Heneise, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement (See Note 9). As cash compensation for his services he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the three months ended November 30, 2020, a total of $7,949 has been paid to Mr. Heneise. As of November 30, 2020 and August 31, 2020, $5,889 and $8,864 in accrued compensation remains outstanding, respectively.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the three months ended November 30, 2020, a total of $33,145 has been paid to Mr. Roy. As of November 30, 2020, $23,140 in accrued compensation remains outstanding.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the three months ended November 30, 2020, a total of $38,794 has been paid to Mr. Burkert in cash compensation. As of November 30, 2020, $0 in accrued cash compensation remains outstanding. See Note 9.

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

Operating Lease Obligations

On August 01, 2019, the Company entered into an office lease for a six person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OnCoWork. The lease calls for rent payments of €2,340 plus VAT in monthly payments. The lease begins August 01, 2019, is month to month with a six month permanency clause, of which management intends to renew.

On December 01, 2019, the Company entered into an office lease for a nine person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €3,120 plus VAT in monthly payments. The lease begins December 01, 2019, is month to month with a six month permanency clause, of which management intends to renew.

On April 20, 2020, the Company entered into an office lease for a six person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €2,550 plus VAT in monthly payments. The lease begins April 20, 2020 is month to month with a six month permanency clause, of which management intends to renew.

The Company has recorded operating lease expense in the amount of $29,307 during the three months ended November 30, 2020 and $0 for the three months ended November 30, 2019. As of November 30, 2020 and August 31, 2020, the discount rate for these leases is 2.19% and the weighted average remaining term is 12 months.

Future minimum operating lease payments at November 30, 2020 consist of:

2021	$126,457
2022	18,890
2023	0
Total minimum lease payments	145,347
Less: present value discount	(897)
Present value of minimum lease payments	144,450
Current portion of operating lease obligation	125,560
Operating Lease obligation, net of current portion	$18,890

NOTE 6 – LOAN PAYABLE

On July 27, 2020, the Company received a short term loan from an unrelated third party in the amount of €40,000. The loan is unsecured, has no maturity date and is non interest bearing. As of November 30, 2020, the USD equivalent of $0 remains outstanding. The loan was repaid on September 30, 2020.

NOTE 7 – CONVERTIBLE NOTES

On July 21, 2020, the Company issued convertible notes in the amount of $500,000 and $560,000 to two unrelated parties in exchange for their assumption of the December 08, 2018 note and related party loans owed to Cayo for the same amounts. (See Note 4). The notes do not bear interest and mature on January 22, 2021. The note in the amount of $500,000 is convertible into common shares at the rate equivalent to 70% of the Company’s 30 day average stock price prior to conversion. The second note in the amount of $560,000 is convertible into common stock at the rate equivalent to 80% of the Company’s 30 day average stock price prior to conversion. During the three months ended November 30, 2020, the Company recorded amortization of debt discount in the amount of $375,876 on these notes.

On September 22, 2020 the Board approved the issuance of up to $5,000,000 in new convertible notes, in multiple tranches, convertible at maturity into common shares. At the date of this document the Company has received a total of $62,500 from an unrelated party under this facility. This note matures on March 31, 2021, and is convertible into common stock at the rate equivalent to 80% of the Company’s 30 day average stock price prior to conversion. During the three months ended November 30, 2020, the Company recorded a debt discount of $26,179 and amortization of debt discount in the amount of $9,507 on this note.

Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.

A summary of value changes to the notes for the three months ended November 30, 2020 is as follows:

Carrying value of Convertible Notes as of August 31, 2020	$464,650
New principal	62,500
Total principal	527,150
Less: discount related to fair value of the embedded conversion feature	(26,179)
Add: amortization of discount	385,383
Carrying value of Convertible Notes as of November 30, 2020	$886,354

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be accounted for as a derivative instrument. The derivative instruments were valued at loan origination date and at November 30, 2020 and August 31, 2020 using the Black Scholes option pricing model, under the following assumptions:

	August 31,	November 30,
	2020	2020

Shares of common stock issuable upon exercise of debt	1,240,601	1,477,395
Estimated market value of common stock on measurement date	$0.70	1.16
Exercise price	$0.80-0.91	0.71-0.81
Risk free interest rate (1)	0.13%	0.08%
Expected dividend yield (2)	0.00%	0.00%
Expected volatility (3)	171%	161%
Expected exercise term in years (4)	0.40	0.15-0.33

__________

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended November 30, 2020 is summarized as:

Quoted market prices
	Fair value at	for identical	Significant other	Significant
	November 30,	assets/liabilities	observable inputs	unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$614,530	$-	$-	$614,530

Derivative Liability
Derivative liability as of August 31, 2020	$307,446
Fair value at the commitment date for convertible instruments	26,179
Change in fair value of derivative liability	280,905
Derivative liability as of November 30, 2020	$614,530

NOTE 9 – COMMON STOCK

As of November 30, 2020 and August 31, 2020, a total of 50,500,011 shares of common stock were issued and outstanding. The Company has not issued the stock-based compensation of 50,000 shares of common stock to Patrick Burkert.

NOTE 10 – SUBSEQUENT EVENTS

From December 1, 2020 through January 13, 2021 the Company borrowed from Cayo the total amount of $179,775. The advances are unsecured, due on demand and non-interest bearing.

On December 15, 2020, Mr. Benjamin L. Salter was appointed as a member of the Board of Directors effective immediately and Chief Financial Officer of the Company, commencing on January 1, 2021. The appointment was approved by the shareholders of the corporation representing approximately 64% of the issued and outstanding voting stock of the Company.

On December 15, 2020, the Board accepted the resignations of Mr. Veng Kun Lun as Director and Chief Operating Officer as well as the resignation of Mr. Teck Siong Lim as Chief Financial Officer. The resignations of each of Mr. Lun and Mr. Lim were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On January 12, 2020, the Company received notices from two parties of their intention to exercise the right to convert the full amounts of the convertible notes issued July 21, 2020 with a maturity date of January 22, 2021, in the amounts of $500,000 and $560,000, into common stock.

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

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

General

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

All membership interests of Boatim Europe are currently held in trust by the Company´s CEO for practical reasons and only until the formal transfer into the name of Company has been completed according to the requirements of applicable Spanish law. Boatim Europe is currently structured and treated as a wholly owned subsidiary of the Company. In December 2020, the Company finalized the process of collecting and submitting all required paperwork to the Spanish authorities to enter Boatim Inc. as direct owner on public records in Spain..

On February 27, 2020 the Company received OTC approval on its uplisting to the OTCQB venture market exchange, which is a well recognized trading market for smaller fast growing companies which meet certain reporting and transparency procedures, which are a prerequisite to be admitted to this market. The Company trades under the ticker symbol “BTIM”.

On May 29, 2020, the uplisting was followed by DTC´s confirmation of the Company´s DWAC capability, a technical back-end feature allowing brokers to clear the Company´s stocks directly broker to broker, fast and seamless settlements.

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at November 30, 2020. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended November 30, 2020 and November 30, 2019

Operating expenses

Operating expenses comprised of general and administrative expenses were $278,528 for the three months ended November 30, 2020, compared to $77,681 for the three months ended November 30, 2019, an increase of $200,847. The increase is due to increased operating expenses associated with a concentration of resources on marketing, sales, and software maintenance.

Net Loss

Net loss for the three months ended November 30, 2020 was $939,319 compared to $77,681 for the three months ended November 30, 2019. As well as the reasons discussed above, Other income (expenses) comprised amortization of debt discount in the amount of $385,383, and loss on derivative of $280,905 offset by gain on foreign exchange of $5,497.

Liquidity and capital resources

At November 30, 2020, we had $44,540 in cash and there were outstanding liabilities of $2,672,359 (cash of $38,427 and liabilities of $1,537,446 on August 31, 2020, respectively). The stockholders’ deficit was $1,982,280 as of November 30, 2020 and $1,027,147 as of August 31, 2020.

There was $297,054 cash used by operations in the three months ended November 30, 2020 ($97,741 net cash used in operating activities during the three months period ended November 30, 2019, respectively), $185,769 used in cash for investing activities for the three months ended November 30, 2020 ($0 used in cash for investing activities) and $504,750 cash provided through financing activities during the three months ended November 30, 2020 ($88,397 up to November 30, 2019). This resulted in $6,113 changes in net cash during the three months ended November 30, 2020 and $9,798 change in net cash during the three months ended November 30, 2019, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of November 30, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to November 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Boatim Inc.

Date: January 13, 2021	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
Chief Executive Officer(Principal Executive Officer)

Date: January 13, 2021	By:	/s/ Benjamin Salter
Benjamin Salter
Chief Financial Officer(Principal Financial and Principal Accounting Officer)

