Form 10-Q
period 2021-02-28
BOATIM INC.
filed 2021-04-19
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2021

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

As of April 18, 2021, there were 51,645,800 common shares issued and outstanding.

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

2

BOATIM INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOATIM INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$28,936	$38,427
VAT Receivable	8,316	34,265
Total Current Assets	37,252	72,692

Deposits	66,588	4,787
Fixed assets, net	21,023	11,350
Capitalized software costs, net	445,925	259,156
Right of use asset - operating lease	111,206	162,304
Total non-current assets	644,742	437,597
TOTAL ASSETS	$681,994	$510,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$251,374	$189,680
Related party loan	1,158,588	348,031
Loan payable	20,000	47,962
Convertible notes payable, net of unamortized discount	211,153	464,650
Derivative liability	81,501	307,446
Current portion - operating lease obligation	103,554	141,276
Total Current Liabilities	1,826,170	1,499,045

Non-current liabilities	-	-
Operating lease obligation, net of current portion	7,653	38,391

TOTAL LIABILITIES	1,833,823	1,537,436

STOCKHOLDER'S DEFICIT

Common stock: authorized 500,000,000; $0.001 par value,
51,645,800 and 50,500,011 shares issued and outstanding at February 28, 2021 and August 31, 2020, respectively	51,646	50,500
Additional paid in capital	2,036,094	(259,635)
Accumulated deficit	(3,242,869)	(797,306)
Accumulated other comprehensive income (loss)	3,300	(20,706)
Total Stockholder's deficit	(1,151,829)	(1,027,147)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$681,994	$510,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	February 28 and 29,		February 28 and 29,
	2021	2020	2021	2020

Revenue	$717	$-	$717	$

Operating Expenses:
Selling and marketing	236,089	-	236,089	-
General and administrative	1,094,507	165,008	1,373,035	242,689
Total Operating Expenses	1,330,596	165,008	1,609,124	242,689

Loss from operations	(1,329,879)	(165,008)	(1,608,407)	(242,689)

Other Income (Expense)
Change in fair value of derivative liability	89,697	-	(191,208)	-
Interest expense	(260,565)	-	(645,948)	-
Loss on foreign exchange	(5,497)	-	-	-
Total other income (expense)	(176,365)	-	(837,156)	-

Net loss before income tax provision	(1,506,244)	(165,008)	(2,445,563)	(242,689)
Provision for income tax	-	-	-	-

Net Loss	$(1,506,244)	$(165,008)	$(2,445,563)	$(242,689)
Other comprehensive loss:			-	-
Foreign currency translation adjustment	39,820	(159)	24,006	(613)
Total comprehensive loss	$(1,466,424)	$(165,167)	$(2,421,557)	$(243,302)

Net loss per common share
Basic and diluted	$(0.03)	$(0.00)	(0.05)	(0.00)

Weighted average common shares outstanding
Basic and diluted	51,645,800	50,500,011	51,645,800	50,500,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29 2020

 (Unaudited)

				Accumulated
	Common Stock	Common Stock	Additional	Other
	Number of Shares	Par Value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Totals

Balance - August 31, 2020	50,500,011	$50,500	$(259,635)	(20,706)	$(797,306)	$(1,027,147)

Foreign currency translation adjustment	-	-	-	(15,814)	-	(15,814)
Net loss	-	-	-		(939,319)	(939,319)
Balance - November 30, 2020	50,500,011	$50,500	$(259,635)	(36,520)	$(1,736,625)	$(1,982,280)

Foreign currency translation adjustment	-	-	-	39,820	-	39,820
Stock based compensation			704,228			704,228
Conversion of notes payable to common stock	1,145,789	1,146	1,058,854	-	-	1,060,000
Resolution of derivative liability			532,647			532,647
Net loss	-	-	-	-	(1,506,244)	(1,506,244)
Balance - February 28, 2021	51,645,800	$51,646	$2,036,094	3,300	$(3,242,869)	$(1,151,829)

				Accumulated
	Common Stock	Common Stock	Additional	Other
	Number of Shares	Par Value	Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Totals

Balance - August 31, 2019	50,500,000	$50,500	$(403,425)	(407)	$(387,391)	$(740,723)
Forgiveness of related party loan	-	-	81,290	-	-	81,290
Foreign currency translation adjustment	-	-	-	(454)	-	(454)
Net loss	-	-	-	-	(77,681)	(77,681)
Balance - November 30, 2019	50,500,000	$50,500	$(322,135)	(861)	$(465,072)	$(737,568)

Foreign currency translation adjustment	-	-	-	(159)	-	(159)
Net loss					(165,008)	(165,008)
Balance - February 29, 2020	50,500,000	$50,500	$(322,135)	(1,020)	$(630,080)	$(902,735)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months ended February 28 and 29

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,445,563)	$(242,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,543	-
Change in fair value of derivative liability	191,208	-
Stock based compensation	704,228	-
Amortization of discount - convertible notes	645,948	-
Amortization of capitalized software	20,635	-
Amortization of right of use asset	51,098	-
Changes in operating assets and liabilities:
VAT Receivable	25,949	-
Deposits	(61,801)	-
Accounts payable and accrued liabilities	61,694	(8,111)
Operating lease obligations	(68,460)	-
Net Cash Used in Operating Activities	(872,521)	(250,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset purchases	(12,216)	-
Capitalized software development costs	(207,404)	-
Net Cash Used in Investing Activities	(219,620)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	810,557	264,388
Proceeds from loan payable	20,000	-
Repayment of loan payable	(47,962)
Proceeds from issuance of convertible promissory notes	276,049	-
Net Cash Provided by Financing Activities	1,058,644	264,388

EFFECT OF FOREIGN CURRENCY TRANSLATION	24,006	(613)

Net change in cash for the year	(9,491)	12,975
Cash at beginning of the year	38,427	15,691
Cash at end of the year	$28,936	$28,666

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible promissory notes to common stock	$1,060,000	$-
Resolution of derivative liability	$532,647
Debt discount from derivative liability	115,494	-
Forgiveness of related party loan	$-	$81,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

Boatim, Inc. established Boatim Europe S.L. (“Boatim Europe”) as a private limited company pursuant to the laws of Spain on December 18, 2019, with the Company having indirect ownership of one hundred percent of the issued and outstanding membership interests of Boatim Europe. In December 2020, the Company finalized the process of collecting and submitting all required paperwork to the Spanish authorities to enter Boatim Inc. as direct owner on public records in Spain, making Boatim Europe a wholly owned subsidiary of the Company.

Originally in the business of producing and distributing furniture, the business was changed to online food blogging as a promotion channel for restaurants, bars and fine dining. Subsequently, following the acquisition of the Boatim software platform, the Company expanded into the boating industry by further developing the software platform. The Boatim software platform is an online boat trading marketplace, combining data-driven technology and digital marketing capabilities to offer a rolling subscription for service model of access to the platform for the extensive market of global boat dealers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company with its fiscal year end of August 31, and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at February 28, 2021.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with those financial statements for the year ended August 31, 2020 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities, convertible notes and notes payable. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term maturities.

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

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	February 28, 2021	August 31, 2020
Current EUR: US$ exchange rate	1.2096	1.1991
Average EUR: US$ exchange rate	1.1961	1.1136

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the six months ended February 28, 2021 and for the fiscal year ended to August 31, 2020, the Company capitalized $207,404 and $259,156 in software development costs. Software costs are included in “Capitalized software costs, net” on the Company’s consolidated balance sheets and are depreciated using the straight-line method over their estimated useful life of five years.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and the Company recorded impairment loss on Capitalized software development costs of $0 and $0 during the six months ended February 28, 2021 and 2020, respectively.

Leases

As of September 1, 2019, the Company adopted the provisions of “Accounting Standards Codification Topic 842 Leases (ASC 842)” using the modified retrospective basis for all agreements

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At February 28, 2021 and August 31, 2020, the Company had a derivative liability of $81,501 and $307,446, respectively,

Use of Estimates

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the three and six months ended February 28, 2021 and February 29, 2020, potential dilutive instruments were anti-dilutive due to the Company’s net losses.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the six months ended February 28, 2021 and incurred recurring losses. In addition, the Company had a negative working capital as of February 28, 2021 and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from a related party to fund operating expenses. There are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. Robert Glass, a lawyer, is providing services free of charge from time to time, such services involving advice on accounting matters and processing of information for reporting services.

On September 12, 2019, Veng Kun Lun, a former officer and director of the Company, forgave all amounts due to him from the Company, totaling $81,290, which was recorded as additional paid in capital.

During the six months ended February 28, 2021, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $810,557 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. As of February 28, 2021, the Company owed a total of $1,158,588 to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

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

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, who is an officer of the Company, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the six months ended February 28, 2021, a total of $0 has been paid to Mr. Tippner. As of February 28, 2021, $96,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a services agreement with Mr. Patrick Heneise, who is a Director of the Company, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement (See Note 9). As cash compensation for his services, he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the six months ended February 28, 2021, a total of $14,922 has been paid to Mr. Heneise. For the months of November 2020 through to February 2021, Mr Heneise elected to waive his monthly fee since there was minimal services rendered for these months. As of February 28, 2021, and August 31, 2020, $0 and $8,864 in accrued compensation remains outstanding, respectively. During the six months ended February 28, 2021 the Company recognized $250,000 of stock-based compensation expense for the 200,000 shares earned by Mr. Heneise.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, who was a former member of the Board of Directors of the Company, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the six months ended February 28, 2021, a total of $77,748 has been paid to Mr. Roy. As of February 28, 2021, $0 in accrued compensation remains outstanding. Mr. Chris Roy resigned as a member of the Board of Directors on February 12, 2021.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, who was a former member of the Board of Directors of the Company, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the six months ended February 28, 2021, a total of $86,121 has been paid to Mr. Burkert in cash compensation. As of February 28, 2021, $0 in accrued cash compensation remains outstanding. As of February 28, 2021, there was $0 earned or accrued for a performance-based bonus. During the six months ended February 28, 2021 the Company recognized $250,000 of stock-based compensation expense for the 200,000 shares earned by Mr. Burkert. Mr. Patrick Burkert resigned as a member of the Board of Directors on February 12, 2021.

On January 1, 2021, the Company entered into a service agreement with Mr. Benjamin Salter, as Director and Chief Financial Officer. The agreement calls for a sign on bonus of options for 500,000 shares of common stock at a strike price of $0.10 per share. See Note 10. The options must be exercised within 15 months from the date of the agreement and can be executed no earlier as follows: 50,000 within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. The agreement calls for a base salary of Swiss francs (CHF) 150,000 per year, increasing to CHF 180,000, payable in increments of CHF 15,000 per month from April 1, 2021 onward. In addition, Mr. Salter is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the six months ended February 28, 2021, a total of $60,966 has been paid to Mr. Salter in cash compensation. As of February 28, 2021, $32,073 in accrued cash compensation remains outstanding. As of February 28, 2021, there was $0 earned or accrued for a performance-based bonus. Mr. Salter resigned as a member of the Board of Directors and CFO on March 19, 2021. During the six months ended February 28, 2021 the Company recognized $204,228 of stock-based compensation expense for the options granted during the period. Mr. Salter continues with the Company heading business development and operations in Europe.

On March 19, 2021, the Company entered into a service agreement with Mr. Mario Beckles, as Director and Chief Financial Officer, commencing on April 1, 2020. The agreement calls for cash compensation in the amount of $3,000 per month to be paid monthly. As of February 28, 2021, $12,000 has been paid to Mr. Beckles in cash compensation. As of February 28, 2021, $1,500 in accrued cash compensation is outstanding.

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

Operating Lease Obligations

On August 01, 2019, the Company entered into an office lease for a six-person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OnCoWork. The lease calls for rent payments of €2,340 plus VAT in monthly payments. The lease began August 1, 2019, is month to month with a six-month permanency clause, of which management intends to renew.

On December 01, 2019, the Company entered into an office lease for a nine-person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €3,120 plus VAT in monthly payments. The lease began December 1, 2019, is month to month with a six-month permanency clause, of which management intends to renew.

On April 20, 2020, the Company entered into an office lease for a six-person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €2,550 plus VAT in monthly payments. The lease began April 20, 2020 is month to month with a six-month permanency clause, of which management intends to renew.

The Company has recorded operating lease expense in the amount of $64,512 during the six months ended February 28, 2021 and $0 for the three months ended February 28, 2020. As of February 28, 2021, and August 31, 2020, the discount rate for these leases is 2.19% and the weighted average remaining term is 9 months.

Future minimum operating lease payments consist of:

2021	$104,094
2022	7,653
2023	0
Total minimum lease payments	111,747
Less: present value discount	(599)
Present value of minimum lease payments	111,148
Current portion of operating lease obligation	103,495
Operating Lease obligation, less current portion	$7,653

NOTE 6 – LOAN PAYABLE

On February 11, 2021, the Company received a short-term loan from an unrelated third party in the amount of $20,000. The loan is unsecured, has no maturity date and is non-interest bearing. As of February 28, 2021, $20,000 remains outstanding.

NOTE 7 – CONVERTIBLE NOTES

On July 21, 2020, the Company issued convertible notes in the amount of $500,000 and $560,000 to two unrelated parties, in exchange for their assumption of the December 8, 2018 note and related party loans owed to Cayo for the same amounts. (See Note 4). The notes do not bear interest and matured on January 22, 2021. The first note in the amount of $500,000 is convertible into common shares at the rate equivalent to 70% of the Company’s 30-day average stock price prior to conversion. The second note in the amount of $560,000 is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion.

On January 10, 2021 the holder of the note in the amount of $500,000 converted $500,000 of its note into 578,680 shares of common stock and the unamortized discount at the date of conversion of $27,838 was written off to interest expense.

On January 10, 2021 the holder of the note in the amount of $560,000 converted $560,000 of its note into 567,108 shares of common stock and the unamortized discount at the date of conversion of $22,439 was written off to interest expense.

On September 22, 2020, the Board approved the issuance of up to $5,000,000 in new convertible notes, in multiple tranches, convertible at maturity into common shares. At February 28, 2021 the Company has received tranches of $62,500, $45,000, $60,000 and $110,000 respectively from unrelated parties under this facility. The note in the amount of $62,500 matures on March 31, 2021 and is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion. The note in the amount of $44,550 matures on June 22, 2021, the note in the amount of $60,000 matures on July 22, 2021, and the note in the amount of $110,000 matures on August 22, 2021; these notes are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of Common Stock.

During the six months ended February 28, 2021, the Company recorded a debt discount of $121,792 on all convertible notes issued during the period and amortization of debt discount in the amount of $645,948 on all convertible notes. Unamortized discount as of February 28, 2021 amounted is $71,347.

Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.

A summary of value changes to the notes for the six months ended February 28, 2021 is as follows:

Carrying value of Convertible Notes at August 31, 2020	$464,650
New principal	282,500
Total principal	747,150
Less: conversion of principal	(1,060,000)
Less: discount related to fair value of the embedded conversion feature	(115,494)
Less: deferred financing cost related to debt issuances	-
Less: discount related to original issue discount	(6,451)
Less: Gain on Derivative	-
Add: amortization of discount	645,948
Carrying value of Convertible Notes at February 28, 2021	$211,153

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be accounted for as a derivative instrument. The derivative instruments were valued at loan origination date and at February 28, 2021 and August 31, 2020 using the Black Scholes option pricing model, under the following assumptions:

	31-Aug	28-Feb
	2020	2021

Shares of common stock issuable upon exercise of debt	1,240,601	332,770
Estimated market value of common stock on measurement date	$0.7	0.90
Exercise price	$0.80 - 0.91	0.85
Risk free interest rate (1)	0.13%	0.04%
Expected dividend yield (2)	0.00%	0.00%
Expected volatility (3)	171%	109%
Expected exercise term in years (4)	0.40 - 0.60	0.09-0.40

______________

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

(4)	The exercise term is the remaining contractual term of the convertible notes at the valuation dates.

The change in fair values of the derivative liabilities related to the Convertible Notes for the six months ended February 28, 2021is summarized as:

Quoted market prices
	Fair value at	for identical	Significant other	Significant
	February 28,	assets/liabilities	observable inputs	unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$81,501	$-	$-	$81,501

Fair value of derivatives at August 31, 2020	$307,446
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	115,494
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(532,647)
Loss on change in fair value of derivative liabilities	191,208
Fair value of derivative liabilities at February 28, 2021	$81,501

NOTE 9 – COMMON STOCK

As of February 28, 2021, and August 31, 2020, a total of 51,645,800 and 50,500,011 shares of common stock were issued and outstanding. The Company has not issued the stock-based compensation of 250,000 shares of common stock to Patrick Burkert or the 200,000 shares of common stock to Patrick Heneise.

During the six months ended February 28, 2021, the Company issued 1,145,789 common shares to satisfy the conversion of $1,060,000 of convertible promissory notes.

NOTE 10: SHARE-BASED COMPENSATION

Stock Options

During the three months ended February 28, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees and consultants as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of fifteen months.

The following summarizes the stock option activity for the six months ended February 28, 2021:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of August 31, 2020	-	-
Grants	500,000	$0.10
Exercised	-	-
Cancelled	-	-
Balance as of February 28, 2021	500,000	$0.10

The weighted average grant date fair value of stock options granted during the three months ended February 28, 2021 was $1.29. The total fair value of stock options that granted during the six ended February 28, 2021 was approximately $644,930. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended February 28, 2021:

Expected term (years)	1.25 years
Expected stock price volatility	632.06%
Weighted-average risk-free rate	0.10%
Expected dividend	-

Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term.

The following summarizes certain information about stock options vested and expected to vest as of February 28, 2021:

		Weighted-Average
		Remaining
	Number of	Contractual Life	Weighted-Average
	Options	(in Years)	Exercise Price
Outstanding	500,000	1.09	$0.10
Exercisable	83,333	1.09	$0.10
Expected to vest	416,667	1.09	$0.10

As of February 28, 2021, there was unrecognized compensation cost of $440,703 related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the six months ended February 28, 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain employees and consultants  as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one yea.

The following summarizes the restricted stock activity for the six months ended February 28, 2021 and year ended August 31, 2020:

Weighted-Average
	Shares	Exercise Price
Balance as of August 31, 2019	-	-
Shares of restricted stock granted	700,000	$1.25
Exercised	-	-
Cancelled	-	-
Balance as of August 31, 2020	700,000	$1.25
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of February 28, 2021	700,000	$1.25

	February 28,	August 31,
Number of Restricted Stock Swards	2021	2020
Vested	450,000	62,500
Non-vested	250,000	637,500
	700,000	700,000

As of February 28, 2021, and August 31, 2020, there was unrecognized compensation cost of $312,500 and $812,500, related to non-vested share-based compensation, respectively, which is expected to be recognized over the next year.

NOTE 11 – SUBSEQUENT EVENTS

On March 22, 2021 the Company issued $106,500 in a convertible note to an unrelated party, which is non-interest bearing and matures on September 22, 2021. It is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of Common Stock.

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

General

Boatim Inc. was incorporated in the State of Nevada as Emerald Data Inc., a for-profit company on August 15, 2014 and established a fiscal year end of August 31. On January 24th, 2019, the company name was changed to Boatim Inc. On April 29, 2019, Mr. Wolfgang Tippner was appointed as a new director and CEO of the company. On November 07, 2019, the Company’s Board of Directors approved a 3 for 1 Reverse stock Split. All share amounts have been retroactively adjusted to reflect the reverse stock split.

On June 10, 2020, Mr. Patrick Burkert was appointed as Director & Chief Marketing Officer, followed by Mr. Chris Roy, who was appointed Director & Chief Product Officer of the Company on June 15, 2020. On February 12, 2021, Mr. Chris Roy and Mr. Patrick Burkert resigned as members of the Board of Directors (the “Board”) of Boatim Inc. (the “Company”) to pursue other business opportunities. Mr. Roy´s and Mr. Burkert´s resignations were not due to any disagreement with the Company, its policies or practices.

On March 19, 2021, Mr. Mario Beckles, CPA was appointed as a member of the board of Directors (“Board”) of Boatim Inc. (“Company”) effective immediately and as new Chief Financial Officer of the company, commencing on April 1, 2021. The appointment was approved by the shareholders of the corporation representing approximately 63% of the issued and outstanding stock of the Company.

Mr. Beckles has over 20 years of experience in financial reporting, financial accounting, tax and audit works. He is US based (FL) and his areas of expertise include, inter alia, information technology and retail. He began his career as a Senior Auditor with Deloitte and has since held positions as CFO of First Liberty Power Corp, a publicly traded mining company, was a Partner at Jersey Fortress Capital Partners, a boutique investment banking firm or was a Senior Financial Reporting Analyst with SimplexGrinnell, a $2B Fire & Security Contractor. Mario is a member of the American Institute of Certified Public Accountants and holds a CPA license with the state board of Florida.

Mario replaces Boatim Inc.´s prior CFO, Mr. Benjamin Salter, whose resignation was accepted by the shareholders on that same date as part of reorganizing leadership with a stronger emphasis on US markets. Mr. Salter continues with the Company heading business development and operations in Europe.

The largest shareholder of Boatim Inc. with a holding of 32,766,667 shares of common stocks is JTT Global Ventures Ltd. That position represents 63.44% of the Company’s voting rights.

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

In December 2020, the Company finalized the process of collecting and submitting all required paperwork to the Spanish authorities to enter Boatim Inc. as direct owner on public records in Spain, making Boatim Europe a wholly owned subsidiary of the Company.

On February 27, 2020 the Company received OTC approval on its up listing to the OTCQB venture market exchange, which is a well recognized trading market for smaller fast-growing companies which meet certain reporting and transparency procedures, which are a prerequisite to be admitted to this market. The Company trades under the ticker symbol “BTIM”.

On May 29, 2020, the up listing was followed by DTC´s confirmation of the Company´s DWAC capability, a technical back-end feature allowing brokers to clear the Company´s stocks directly broker to broker, fast and seamless settlements.

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at February 28, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Six Months Ended February 28, 2021 and February 29, 2020

Operating expenses

Operating expenses comprised of selling and marketing, and general and administrative expenses were $1,609,124 for the six months ended February 28, 2021, compared to $242,689 for the six months ended February 29 2020, an increase of $1,366,435. The increase is due to increased operating expenses associated with an increased investment of resources into marketing, sales, and software maintenance.

Net Loss

Net loss for the six months ended February 28, 2021 was $2,445,563 compared to $242,689 for the six months ended February 29 2020. As well as the reasons discussed above, other income (expenses) comprised interest expense of $645,948, and loss on derivative of $191,208.

Liquidity and capital resources

At February 28, 2021, we had $28,936 in cash and there were outstanding liabilities of $1,833,823 (cash of $38,427 and liabilities of $1,537,436 as of August 31, 2020, respectively). The stockholders’ deficit was $1,151,829 as of February 28, 2021 and $1,027,147 as of August 31, 2020.

There was $872,521 cash used by operations in the six months ended February 28, 2021 ($250,800 net cash used in operating activities during the six months ended February 29, 2020, respectively), $219,620 used in cash for investing activities for the six months ended February 28, 2021 ($0 used in cash for investing for the six months ended February 29, 2020) and $1,058,644 cash provided through financing activities during the six months ended February 28, 2021 ($264,388 for the six months ended February 29, 2020). This resulted a reduction of $9,491 in net cash during the six months ended February 28, 2021 ($12,975 increase in net cash during the six months ended February 29, 2020, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of February 28, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to February 28, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur, and additional restrictions imposed again in response.

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

Boatim Inc.

Date: April 19, 2021	By:	/s/ Wolfgang Tippner
Wolfgang Tippner
Chief Executive Officer (Principal Executive Officer)

Date: April 19, 2021	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

