Form 10-Q
period 2021-05-31
BOATIM INC.
filed 2021-07-19
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2021

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

As of July 12, 2021, there were 51,780,838 common shares issued and outstanding.

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

BOATIM INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOATIM INC.

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$10,563	$38,427
VAT Receivable	73,048	34,265
Total Current Assets	83,611	72,692

Deposits	9,581	4,787
Fixed assets, net	21,299	11,350
Capitalized software costs, net	490,253	259,156
Right of use asset - operating lease	76,020	162,304
Total non-current assets	597,153	437,597
TOTAL ASSETS	$680,764	$510,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$432,925	$189,680
Related party loan	1,219,979	348,031
Loan payable	20,000	47,962
Convertible notes payable, net of unamortized discount	432,136	464,650
Derivative liability	-	307,446
Current portion - operating lease obligation	76,020	141,276
Total Current Liabilities	2,181,060	1,499,045

Non-current liabilities
Operating lease obligation, net of current portion	-	38,391

TOTAL LIABILITIES	2,181,060	1,537,436

STOCKHOLDER’S DEFICIT

Common stock: authorized 500,000,000; $0.001 par value, 51,780,838 and 50,500,011 shares issued and outstanding at May 31, 2021 and August 31, 2020, respectively	51,781	50,500
Additional paid in capital	1,974,501	(259,635)
Accumulated deficit	(3,557,961)	(797,306)
Accumulated other comprehensive income (loss)	31,383	(20,706)
Total Stockholder’s deficit	(1,500,296)	(1,027,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$680,764	$510,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	May 31,		May 31,
	2021	2020	2021	2020

Revenue	$183	$-	$900

Operating Expenses:
Selling and marketing	20,999	-	257,088	-
General and administrative	319,327	209,346	1,692,362	452,035
Total Operating Expenses	340,326	209,346	1,949,450	452,035

Loss from operations	(340,143)	(209,346)	(1,948,550)	(452,035)

Other Income (Expense)
Change in fair value of derivative liability	(17,860)	-	(209,068)	-
Interest expense	28,014	-	(617,934)	-
Gain on foreign exchange	14,897	-	14,897	-
Total other income (expense)	25,051	-	(812,105)	-

Net loss before income tax provision	(315,092)	(209,346)	(2,760,655)	(452,035)
Provision for income tax	-	-	-	-

Net Loss	$(315,092)	$(209,346)	$(2,760,655)	$(452,035)
Other comprehensive loss:			-	-
Foreign currency translation adjustment	28,083	1,003	52,089	390
Total comprehensive loss	$(287,009)	$(208,343)	$(2,708,566)	$(451,645)

Net loss per common share
Basic and diluted	$(0.01)	$(0.00)	(0.05)	(0.01)

Weighted average common shares outstanding
Basic and diluted	51,701,577	50,500,011	51,110,589	50,500,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MAY 31, 2021 AND MAY 31, 2020

(Unaudited)

	Common Stock	Common Stock	Additional	Accumulated Other Comprehensive
	Number of Shares	Par Value	Paid in Capital	Income (Loss)	Accumulated Deficit	Totals

Balance - August 31, 2020	50,500,011	$50,500	$(259,635)	$(20,706)	$(797,306)	$(1,027,147)

Foreign currency translation adjustment	-	-	-	(15,814)	-	(15,814)
Net loss	-	-	-	-	(939,319)	(939,319)
Balance - November 30, 2020	50,500,011	$50,500	$(259,635)	$(36,520)	$(1,736,625)	$(1,982,280)

Foreign currency translation adjustment	-	-	-	39,820	-	39,820
Stock based compensation	-	-	704,228	-	-	704,228
Conversion of note payable to common stock	1,145,789	1,146	1,058,854	-	-	1,060,000
Resolution of derivative liability	-	-	532,647	-	-	532,647
Net loss	-	-	-	-	(1,506,244)	(1,506,244)
Balance – February 28, 2021	51,645,800	$51,646	$2,036,094	$3,300	$(3,242,869)	$(1,151,829)

Foreign currency translation adjustment	-	-	-	28,083	-	28,083
Stock based compensation (forfeiture)	-	-	(123,958)	-	-	(123,958)
Conversion of note payable to common stock	135,038	135	62,365	-	-	62,500
Net loss	-	-	-	-	(315,092)	(315,092)
Balance – May 31, 2021	51,780,838	$51,781	$1,974,501	$31,383	$(3,557,961)	$(1,500,296)

	Common Stock	Common Stock	Additional	Accumulated Other Comprehensive
	Number of Shares	Par Value	Paid in Capital	Income (Loss)	Accumulated Deficit	Totals

Balance – August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	$(740,724)
Forgiveness of related party loan	-	-	81,290	-	-	81,290
Foreign currency translation adjustment	-	-	-	(454)	-	(454)
Net loss	-	-	-	-	(77,681)	(77,681)
Balance - November 30, 2019	50,500,011	$50,500	$(322,135)	$(861)	$(465,073)	$(737,569)

Foreign currency translation adjustment	-	-	-	(159)	-	(159)
Net loss					(165,008)	(165,008)
Balance - February 29, 2020	50,500,011	$50,500	$(322,135)	$(1,020)	$(630,081)	$(902,736)

Foreign currency translation adjustment	-	-	-	1,003	-	1,003
Net loss					(209,346)	(209,346)
Balance - May 31, 2020	50,500,011	$50,500	$(322,135)	$(17)	$(839,427)	$(1,111,079)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,760,655)	$(452,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,576	-
Change in fair value of derivative liability	209,068	-
Stock based compensation	580,270	-
Amortization of discount - convertible notes	617,934	-
Amortization of capitalized software	44,155	-
Amortization of right of use asset	86,284	-
Changes in operating assets and liabilities:
VAT Receivable	(38,783)	(11,088)
Deposits	(4,794)	-
Accounts payable and accrued liabilities	243,245	(4,145)
Operating lease obligations	(103,647)	-
Net Cash Used in Operating Activities	(1,124,347)	(467,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset purchases	(12,525)	-
Capitalized software development costs	(275,252)	-
Net Cash Used in Investing Activities	(287,777)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	871,948	486,074
Proceeds from loan payable	20,000	-
Repayment of loan payable	(47,962)
Proceeds from issuance of convertible promissory notes	488,185	-
Net Cash Provided by Financing Activities	1,332,171	486,074

EFFECT OF EXCHANGE RATE CHANGES ON CASH	52,089	390

Net change in cash for the year	(27,864)	19,196
Cash at beginning of the year	38,427	15,691
Cash at end of the year	$10,563	$34,887

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible promissory notes to common stock	$1,122,500	$-
Resolution of derivative liability	$532,647
Debt discount from derivative liability	16,133	-
Forgiveness of related party loan	$-	$81,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at May 31, 2021.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with those financial statements for the year ended August 31, 2020 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, convertible notes and notes payable. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term maturities.

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

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	May 21, 2021	August 31, 2020
Current EUR: US$ exchange rate	1.2139	1.1991
Average EUR: US$ exchange rate	1.1974	1.1136

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the nine months ended May 31, 2021 and for the fiscal year ended to August 31, 2020, the Company capitalized $275,252 and $259,156 in software development costs. Software costs are included in “Capitalized software costs, net” on the Company’s consolidated balance sheets and are depreciated using the straight-line method over their estimated useful life of five years.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and the Company recorded impairment loss on Capitalized software development costs of $0 and $0 during the nine months ended May 31, 2021 and 2020, respectively.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the three and nine months ended May 31, 2021 and May 31, 2020, potential dilutive instruments were anti-dilutive due to the Company’s net losses.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees (effective September 1, 2019), the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classification in the consolidated statements of operations and comprehensive loss, as if such amounts were paid in cash. The Company elected to account for forfeitures as they occur.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the nine months ended May 31, 2021 and incurred recurring losses. In addition, the Company had a negative working capital as of May 31, 2021 and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended May 31, 2021, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $871,948 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. As of May 31, 2021, the Company owed a total of $1,219,979 to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

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

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, who is an officer of the Company, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the nine months ended May 31, 2021, a total of $0 has been paid to Mr. Tippner. As of May 31, 2021, $120,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a services agreement with Mr. Patrick Heneise, who is a Director of the Company, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement. As cash compensation for his services, he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the nine months ended May 31, 2021, a total of $14,922 has been paid to Mr. Heneise. As of May 31, 2021, and August 31, 2020, $25,375 and $8,864 in accrued compensation remains outstanding, respectively. During the nine months ended May 31, 2021 the Company recognized $250,000 of stock-based compensation expense for the 200,000 shares earned by Mr. Heneise.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, who was a former member of the Board of Directors of the Company, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the nine months ended May 31, 2021, a total of $77,748 has been paid to Mr. Roy. As of May 31, 2021, $0 in accrued compensation remains outstanding. Mr. Chris Roy resigned as a member of the Board of Directors on February 12, 2021.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, who was a former member of the Board of Directors of the Company, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the nine months ended May 31, 2021, a total of $86,121 has been paid to Mr. Burkert in cash compensation. As of May 31, 2021, $0 in accrued cash compensation remains outstanding. As of May 31, 2021, there was $0 earned or accrued for a performance-based bonus. During the nine months ended May 31, 2021 the Company recognized $250,000 of stock-based compensation expense for the 200,000 shares earned by Mr. Burkert.

Mr. Patrick Burkert resigned as a member of the Board of Directors on February 12, 2021.

On January 1, 2021, the Company entered into a service agreement with Mr. Benjamin Salter, as Director and Chief Financial Officer. The agreement calls for a sign on bonus of options for 500,000 shares of common stock at a strike price of $0.10 per share. See Note 9. The options must be exercised within 15 months from the date of the agreement and can be executed no earlier as follows: 50,000 within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. The agreement calls for a base salary of Swiss francs (CHF) 150,000 per year, increasing to CHF 180,000, payable in increments of CHF 15,000 per month from April 1, 2021 onward. In addition, Mr. Salter is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the nine months ended May 31, 2021, a total of $60,966 has been paid to Mr. Salter in cash compensation. As of May 31, 2021, $46,073 in accrued cash compensation remains outstanding. As of May 31, 2021, there was $0 earned or accrued for a performance-based bonus. During the nine months ended May 31, 2021 the Company recognized $64,493 of stock-based compensation expense for the options granted under this service agreement. Mr. Salter resigned as a member of the Board of Directors and as CFO on March 19, 2021 but continues with the Company heading business development and operations in Europe.

On April 01, 2021, the Company entered into an independent contractor agreement with Mr. Salter, as Head of Operations. The agreement calls for a monthly payment of CHF 14,000 per month with CHF 8,000 to be paid in cash and the balance of $6,000 to be deferred on a monthly basis up to an amount not exceeding CHF 70,000 with payment terms to be decided by the Company.  In addition, Mr. Salter is to receive options for 25,000 shares of common stock each month at a strike price of $0.10 per share with a term of 15 months. The Company agreed to also make a cash payment to Mr. Slater on exercise of his options of $2,500. During the nine months ended May 31, 2021, the Company recognized $15,777 of stock-based compensation expense for the options granted under this agreement.

On March 19, 2021, the Company entered into a service agreement with Mr. Mario Beckles, as Director and Chief Financial Officer, commencing on April 1, 2020. The agreement calls for cash compensation in the amount of $3,000 per month to be paid monthly. As of May 31, 2021, $15,000 has been paid to Mr. Beckles in cash compensation. As of May 31, 2021, $7,500 in accrued cash compensation is outstanding.

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

The Company has recorded operating lease expense in the amount of $83,155 during the nine months ended May 31, 2021. As of May 31, 2021, and August 31, 2020, the discount rate for these leases is 2.19% and the weighted average remaining term is 9 months.

Future minimum operating lease payments consist of:

2021	$76,970
2022	-
2023	-
Total minimum lease payments	76,970
Less: present value discount	(950)
Present value of minimum lease payments	76,020
Current portion of operating lease obligation	76,020
Operating lease obligation, less current portion	$-

NOTE 6 – LOAN PAYABLE

On February 11, 2021, the Company received a short-term loan from an unrelated third party in the amount of $20,000. The loan is unsecured, has no maturity date and is non-interest bearing. As of May 31, 2021, $20,000 remains outstanding.

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

On September 22, 2020, the Board approved the issuance of up to $5,000,000 in new convertible notes, in multiple tranches, convertible at maturity into common shares. At May 31, 2021 the Company has received tranches of $62,500, $44,550, $60,000, $110,000, $130,000, and $82,700 respectively from unrelated parties under this facility. The note in the amount of $62,500 matures on March 31, 2021 and is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion. The note in the amount of $44,550 matures on June 22, 2021, the note in the amount of $60,000 matures on July 22, 2021, the note in the amount of $110,000 matures on August 22, 2021, the note in the amount of $130,000 matures on September 22, 2021 and the note in the amount of $82,700 matures on October 01, 2021; these notes are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of Common Stock. Due to these provisions, convertible notes with variable conversion prices that do not include a floor price qualified for derivative accounting under ASC 815-15, Derivatives and Hedging (See Note 8).

On April 23, 2021 the holder of the note in the amount of $62,500 converted $62,500 of its note into 135,038 shares of common stock.

A summary of changes to the convertible notes for the nine months ended May 31, 2021 is as follows:

Carrying value of Convertible Notes at August 31, 2020	$464,650
New principal	489,750
Total principal	954,400
Less: conversion of principal	(1,122,500)
Less: discount related to fair value of the embedded conversion feature	(16,133)
Less: discount related to original issue discount	(1,565)
Add: amortization of discount	617,934
Carrying value of Convertible Notes at May 31, 2021	$432,136

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes that do not have a floor price caused the embedded conversion feature to be accounted for as a derivative instrument. The remaining notes as of May 31, 2021, are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of Common Stock.

The change in fair values of the derivative liabilities related to the Convertible Notes for the nine months ended May 31, 2021is summarized as:

		Quoted market prices
	Fair value at	for identical	Significant other	Significant
	May 31,	assets/liabilities	observable inputs	unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$-	$-	$-	$-
Fair value of derivatives at August 31, 2020				$307,446
Addition of new derivative liabilities upon issuance of convertible notes as debt discount				16,133
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock				(532,647)
Loss on change in fair value of derivative liabilities				209,068
Fair value of derivative liabilities at May 31, 2021				$-

NOTE 9 – COMMON STOCK

As of May 31, 2021, and August 31, 2020, a total of 51,780,838 and 50,500,011 shares of common stock were issued and outstanding. The Company has not issued the stock-based compensation of 250,000 shares of common stock to Patrick Burkert or the 200,000 shares of common stock to Patrick Heneise.

During the nine months ended May 31, 2021, the Company issued 1,280,827 common shares to satisfy the conversion of $1,122,500 of convertible promissory notes.

NOTE 10 - SHARE-BASED COMPENSATION

Stock Options

During the nine months ended May 31, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees and consultants as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of fifteen months.

The following summarizes the stock option activity for the nine months ended May 31, 2021:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of August 31, 2020	-	-
Grants	550,000	$0.10
Exercised	-	-
Forfeited	(450,000)	-
Balance as of May 31, 2021	100,000	$0.10

The weighted average grant date fair value of stock options granted during the nine months ended May 31, 2021 was $1.20. The total fair value of stock options granted during the nine months ended May 31, 2021 was approximately $660,707. The total fair value of stock options that was forfeited during the nine months ended May 31, 2021 was approximately $580,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended May 31, 2021:

Expected term (years)	1.25 years
Expected stock price volatility	110-632%
Weighted-average risk-free rate	0.10-0.16%
Expected dividend	-

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

The following summarizes certain information about stock options vested and expected to vest as of May 31, 2021:

	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price
Outstanding	100,000	0.84	$0.10
Exercisable	100,000	0.84	$0.10
Expected to vest	-	0.84	$0.10

Restricted Stock Awards

During the nine months ended May 31, 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain employees and consultants as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year.

The following summarizes the restricted stock activity for the nine months ended May 31, 2021 and year ended August 31, 2020:

	Shares	Weighted-Average Fair Value per Share
Balance as of August 31, 2019	-	-
Shares of restricted stock granted	700,000	$1.25
Forfeited	-	-
Balance as of August 31, 2020	700,000	$1.25
Shares of restricted stock granted	-	-
Forfeited	(250,000)	-
Balance as of May 31, 2021	450,000	$1.25

	May 31,	August 31,
Number of Restricted Stock Swards	2021	2020
Vested	450,000	62,500
Non-vested	-	637,500
	450,000	700,000

As of May 31, 2021, and August 31, 2020, there was unrecognized compensation cost of $0 and $812,500, related to non-vested share-based compensation, respectively, which is expected to be recognized over the next year.

NOTE 11 – SUBSEQUENT EVENTS

On June 02, 2021 Patrick Heneise resigned as Director which took effect on June 30, 2021.

On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. The agreement provides for a base salary of $250,000 per year, subject to an inflationary increase using the US Consumer Price Index. The agreement also provides for an annual incentive bonus equal to 200% of his base salary and a sign on bonus of 1,000,000 shares of unrestricted common stock which will be fully vested with a service period of six (6) months from the date of the agreement. In addition, Mr. Johnson is eligible to receive a performance bonus equal to 1,000,000 fully vested shares of common stock for each net liquid $1,000,000 in equity raised by the Company during his first six (6) months of tenure as CEO, up to a maximum of 5,000,000 shares.

On June 06, 2021 the Company issued $44,420 in a convertible note to an unrelated party, which is non-interest bearing and matures on September 22, 2021. It is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of Common Stock.

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

On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. The agreement provides for a base salary of $250,000 per year, subject to an inflationary increase using the US Consumer Price Index. The agreement also provides for an annual incentive bonus equal to 200% of his base salary and a sign on bonus of 1,000,000 shares of unrestricted common stock which will be fully vested with a service period of six (6) months from the date of the agreement. In addition, Mr. Johnson is eligible to receive a performance bonus equal to 1,000,000 fully vested shares of common stock for each net liquid $1,000,000 in equity raised by the Company during his first six (6) months of tenure as CEO, up to a maximum of 5,000,000 shares.

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at May 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Nine Months Ended May 31, 2021 and May 21, 2020

Operating expenses

Operating expenses comprised of selling and marketing, and general and administrative expenses were $1,949,450 for the nine months ended May 31, 2021, compared to $452,035 for the nine months ended May 31, 2020, an increase of $1,497,415. The increase is due to increased operating expenses associated with an increased investment of resources into marketing, sales, and software maintenance.

Net Loss

Net loss for the nine months ended May 31, 2021 was $2,760,655 compared to $452,035 for the nine months ended May 31, 2020. As well as the reasons discussed above, other income (expenses) comprised interest expense of $617,934, loss on derivative of $209,068 and gain on foreign exchange of $14,897.

Liquidity and capital resources

At May 31, 2021, we had $10,563 in cash and there were outstanding liabilities of $2,181,060 (cash of $38,427 and liabilities of $1,537,436 as of August 31, 2020, respectively). The stockholders’ deficit was $1,500,296 as of May 31, 2021 and $1,027,147 as of August 31, 2020.

There was $1,124,347 cash used by operations in the nine months ended May 31, 2021 ($467,268 net cash used in operating activities during the nine months ended May 31, 2020, respectively), $287,777 used in cash for investing activities for the nine months ended May 31, 2021 ($0 used in cash for investing for the nine months ended May 31, 2020) and $1,332,171 cash provided through financing activities during the nine months ended May 31, 2021 ($486,074 for the nine months ended May 31, 2020). This resulted in a reduction of $27,864 in net cash during the nine months ended May 31, 2021 ($19,196 increase in net cash during the nine months ended May 31, 2020, respectively).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of May 31, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Boatim Inc.

Date: July 16, 2021	By:	/s/ Joseph Johnson
Joseph Johnson
Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2021	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

