Form 10-K
period 2021-08-31
BOATIM INC.
filed 2022-01-03
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $46,602,754 based upon the price ($0.90) at which the common stock was last sold as of February 28, 2021, the last business day of the registrant’s most recently completed fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. As of December 30, 2021, there were 53,711,394 common shares issued and outstanding.

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

ITEM 1. BUSINESS

General Information

Following the acquisition and subsequent investment into the further development of the Boatim trading platform, Boatim Inc. successfully launched its online boat trading marketplace platform (boatim.com) during the fiscal year ended August 31, 2021, making it the company’s primary business activity.

Boatim Inc. was incorporated in the State of Nevada as Emerald Data Inc., a for-profit company on August 15, 2014 and established a fiscal year end of August 31. On January 24th, 2019, the company name was changed to Boatim Inc. On April 29, 2019, Mr Wolfgang Tippner was appointed as a director and CEO of the company. On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. Mr. Tippner resigned from his position as CEO and Mr. Johnson began his tenure on July 2, 2021.

The largest shareholder of Boatim Inc. with a holding of 32,766,667 shares of common stocks is JTT Global Ventures Ltd. That position represents 63.28% of the Company’s voting rights.

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

Employees

As of August 31, 2021, the group employed 7 people on a full-time basis, including its officers and directors, and regularly utilized the services of 10 independent contractors.

Offices

Since January 23, 2019 our principal executive offices are located at 7950 NW 53rd Street, Suite 337, Miami, FL 33166. Our phone number is (305)-239-9993. We also have an eight person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork.

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

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization and, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response.

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

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Miami, Florida which experienced restrictions on individuals and business shutdowns as the result of COVID-19. These COVID-19 closures did not have an effect on our operations.

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

We are authorized to issue up to 500,000,000 shares of common stock. At present, there are 51,780,838 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of up to 5% per annum of the common stock issued and outstanding without consent of the stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The Company’s subsidiary, Boatim Europe, has one office lease located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. This new lease calls for rent payments of €1,800 plus VAT in monthly payments. In addition, the lease also includes the use of a flexible work desk for an additional €150 plus VAT. The lease begins May 1, 2021, is month to month with no permanency clause, of which management intends to renew.

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

Fiscal Quarter	High	Low
First Quarter (Sep 1, 2020– Nov 30, 2020)	$1.20	$0.61
Second Quarter (Dec 1, 2020– Feb 28, 2021)	$1.66	$0.85
Third Quarter (Mar 1, 2021 – May 31, 2021)	$0.87	$0.25
Fourth Quarter (June 1, 2021 – Aug 31, 2021)	$0.38	$0.12

First Quarter (Sep 1, 2019– Nov 30, 2019)	$-	$-
Second Quarter (Dec 1, 2019– Feb 28, 2019)	$-	$-
Third Quarter (Mar 1, 2020 – May 31, 2020)	$1.25	$1.25
Fourth Quarter (June 1, 2020 – Aug 31, 2020)	$1.32	$0.63

Holders of our Common Stock

As of August 31, 2021 and 2020, there were 81 and 64 registered stockholders, holding 51,780,838 and 50,500,011 shares of our issued and outstanding common stock, respectively. As of the date of this document, there are 81 registered stockholders, holding 51,780,838 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

As of August 31, 2021, there were 175,000 outstanding stock options and no warrants.

There were no securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended August 31, 2021 and August 31, 2020, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans. The company intends to establish an equity compensation plan for employees in the near future.

Our CEO’s employment agreement calls for a sign on bonus of 1,000,000 shares after six months of employment as well as 1,000,000 shares contingent upon him raising $1,000,000 within six months of his employment. The service agreements of our CMO and CTO contain sign-up bonus shares of 500,000 shares and 200,000 shares each respectively. The CMO and CPO service agreements contain clauses on performance related bonus share packages of up to 50% of their base salaries per annum.

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

We recorded minimal revenues in the amount of $900 and $118 for the years ended August 31, 2021 and August 31, 2020, respectively and incurred cost of goods sold of $0 and $4 for the year ended August 31, 2021 and the year ended August 31, 2020, respectively.

The operating expenses were comprised of general and administrative expenses of $1,721,372 and stock based compensation of $595,824, for the fiscal year ended August 31, 2021 (compared to $680,471 for the fiscal year ended August 31, 2020), an increase of $1,648,776 in general and administrative expenses. The change is due to increased operating expenses associated with a concentration of resources in product development, engineering, marketing, reporting and administrative tasks post the acquisition of the Boatim platform as well as operating expenses associated with the new Spanish subsidiary, Boatim Europe. The $595,824 increase is stock based compensation, was attributable to an executive receiving common stock awards.

Other expenses for the year ended August 31, 2021, comprised amortization of debt discount in the amount of $617,934, in addition to a loss on derivative liability of $209,068 both of which are associated with our convertible note debt, offset by gain on foreign exchange of $27,129.

The net loss was $3,116,169 for the year ended August 31, 2021 (compared to August 31, 2020: $409,914), an increase of approximately 663% as compared to the last year.

Our total assets as of August 31, 2021 were $685,387 (August 31, 2020: $510,289). The increase in total assets is due to increased capitalized software costs of $251,477.

Our total current liabilities at August 31, 2021 were $2,467,379 which is comprised of $373,039 in accounts payable and accrued liabilities, $427,451 in payables to related parties, $33,333 in operating lease obligations, as well as $1,613,556 in convertible notes and a short term loan of $20,000 from an unrelated party. We also have non-current liabilities consisting of $22,410 in operating lease obligations at August 31, 2021. The current liabilities at August 31, 2020 were $1,499,045 which is comprised of $189,680 in accounts payable and accrued liabilities, $348,031 in payables to related parties, $141,276 in operating lease obligations, as well as $1,060,000 in convertible notes, offset by $595,350 of debt discount and $307,446 of derivative liability associated with our convertible notes. A short-term loan of $47,962 from an unrelated party was repaid in September 2020. We also have non-current liabilities consisting of $38,391 in operating lease obligations at August 31, 2020.

We currently anticipate our operating expenses (being legal and professional fees, IT cost and further website and software development and testing, sales, marketing and advertising, and other expenses) over the next 12 months will be approximately $1,500,000 to $2,000,000.

As of August 31, 2021, the Company had authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

As of August 31, 2021, the Company had 51,780,838 (August 31, 2020: 50,500,011) shares of common stock issued and outstanding and there were no outstanding stock options or warrants. As of the date of this document, the Company has 51,780,838 shares of common stock issued and outstanding.

For the year ended August 31, 2021 we reported a net loss of $3,116,169 and an accumulated deficit of $3,913,475. As of August 31, 2021, we had cash of $69,827. The report of our independent registered public accounting firm on our financial statements for the year ended August 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At August 31, 2021, we had $69,827 in cash and there were outstanding liabilities of $2,489,789 (cash of $38,427 and liabilities of $1,537,436 on August 31, 2020, respectively). There was $1,444,364 in cash used in operations in 2021 ($509,192 net cash used in operating activities in 2020, respectively) and $333,243 used in investing activities (as well as $270,506 used in investing activities in 2020). There was $1,721,064 cash provided by financing activities in 2021 and $822,733 in cash provided by financing activities in 2020. This resulted in $31,400 change in net cash in 2021 and $22,736 in 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Boatim Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boatim Inc. and its subsidiary (collectively, the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 3, 2022

BOATIM INC.
CONSOLIDATED BALANCE SHEETS

	August 31	August 31
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$69,827	$38,427
Prepaid expenses	7,500	-
VAT receivable	17,810	34,265
Total current assets	95,137	72,692

Deposits	9,440	4,787
Fixed assets, net	14,434	11,350
Capitalized software costs, net	510,633	259,156
Right of use asset – operating lease	55,743	162,304
Total other assets	590,250	437,597

TOTAL ASSETS	$685,387	$510,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$373,039	$189,680
Related party loan	427,451	348,031
Loan payable	20,000	47,962
Convertible notes, net of unamortized discount	1,613,556	464,650
Derivative liability	-	307,446
Current portion - operating lease obligation	33,333	141,276
Total current liabilities	2,467,379	1,499,045

Non-current Liabilities:
Operating lease obligation, net of current portion	22,410	38,391
TOTAL LIABILITIES	2,489,789	1,537,436

STOCKHOLDERS' DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 51,780,838 and 50,500,011 shares issued and outstanding at August 31, 2021 and 2020, respectively	51,781	50,500
Additional paid in capital	1,990,055	(259,635)
Accumulated deficit	(3,913,475)	(797,306)
Accumulated other comprehensive loss	67,237	(20,706)
Total Stockholders' deficit	(1,804,402)	(1,027,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$685,387	$510,289

The accompanying notes are an integral part of these consolidated financial statements

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Year Ended	Year Ended
	August 31, 2021	August 31, 2020

Revenue	$900	$118
Cost of Sales	-	(4)
Gross Profit	900	114

Operating Expenses
General and administrative	2,317,196	680,470
Total Expenses	2,317,196	680,470

Loss from operations	(2,316,296)	(680,356)

Other Income (Expenses)
Change in fair value of derivative liability	(209,068)	456,698
Interest expense	(617,934)	(168,794)
Gain/(Loss) on foreign exchange	27,129	(17,462)
Total other income (expenses)	(799,873)	270,442

Net loss before income tax provision	(3,116,169)	(409,914)
Provision for income tax	-	-

Net loss	$(3,116,169)	$(409,914)
Other comprehensive loss:
Foreign currency translation adjustment	87,943	(20,299)

Total Comprehensive loss	$(3,028,226)	$(430,213)
Net loss per common share
Basic and diluted	$(0.06)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	51,780,838	50,500,011

The accompanying notes are an integral part of these consolidated financial statements

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

				Accumulated
				Other
	Common Stock			Comprehensive		Total
	Number of Shares	Par Value	Capital Deficiency	Income (Loss)	Accumulated Deficit	Stockholders' Deficit

Balance - August 31, 2019	50,500,011	$50,500	$(403,425)	$(407)	$(387,392)	$(740,724)

Forgiveness of related party loan	-	-	81,290	-	-	81,290
Stock based compensation	-	-	62,500	-	-	62,500
Foreign currency translation adjustment	-	-	-	(20,299)	-	(20,299)
Net loss	-	-	-	-	(409,914)	(409,914)
Balance – August 31, 2020	50,500,011	$50,500	$(259,635)	$(20,706)	$(797,306)	$(1,027,147)

Stock based compensation	-	-	595,824	-	-	595,824
Conversion of convertible notes payable to common stock	1,280,827	$1,281	1,121,219	-	-	1,122,500
Resolution of derivative liability	-	-	532,647	-	-	532,647
Foreign currency translation adjustment	-	-	-	87,943	-	87,943
Net loss	-	-	-		(3,116,169)	(3,116,169)
Balance - August 31, 2021	51,780,838	$51,781	$1,990,055	$67,237	$(3,913,475)	$(1,804,402)

The accompanying notes are an integral part of these consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended August 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(3,116,169)	$(409,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	8,597	-
Change in fair value of derivative liability	209,068	(456,698)
Amortization of debt discount	617,934	168,794
Stock based compensation	595,824	62,500
Amortization of right of use assets	119,572	87,762
Amortization capitalized software	70,085	-
(Gain)/loss on foreign exchange	(17,362)	17,462
Changes in operating assets and liabilities
VAT receivable	16,455	(34,265)
Prepaid expense	(7,500)	-
Deposits	(4,654)	-
Accounts payable and accrued expenses	183,358	143,028
Operating lease obligation	(119,572)	(87,861)
NET CASH USED IN OPERATING ACTIVITIES	(1,444,364)	(509,192)

INVESTING ACTIVITIES
Fixed asset purchases	(11,681)	(11,350)
Software development costs	(321,562)	(259,156)
NET CASH USED IN INVESTING ACTIVITIES	(333,243)	(270,506)

FINANCING ACTIVITIES:
Proceeds from related party loans	1,216,420	774,771
Proceeds from loan payable	20,000	47,962
Proceeds from issuance of convertible notes	532,606	-
Repayment of loan payable	(47,962)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,721,064	822,733

EFFECT OF EXCHANGE RATE CHANGES IN CASH	87,943	(20,299)

NET INCREASE IN CASH	31,400	22,736

CASH – BEGINNING OF PERIOD	38,427	15,691
CASH – END OF PERIOD	$69,827	$38,427

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Conversion of related party loan into convertible debt	$1,137,000	$1,060,000
Termination of lease contracts	$73,554	$-
Resolution of derivative liability	$532,647	$-
Debt discount from derivative liability	$16,133	$764,144
Conversion of convertible note to common stock	$1,122,500	$-
Right of use asset and operating lease liability recognized from adoption of ASC 842	$68,397	$250,066
Forgiveness of related party loan	$-	$81,290

The accompanying notes are an integral part of these consolidated financial statements

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Boatim Inc.. (“we”, “our, “Boatim”, the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on August 15, 2014. Its fiscal year end is August 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company with its fiscal year end of August 31, and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as of August 31.

Basis of Presentation

The accompanying consolidated financial statements of the Company for the years ended August 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021 and 2020.

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

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	August 31, 2021	August 31, 2020
Current EUR: US$ exchange rate	1.1771	1.1991
Average EUR: US$ exchange rate	1.1951	1.1136

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the year ended August 31, 2021 and for the fiscal year ended to August 31, 2020, the Company capitalized $321,562 and $259,156 in software development costs. Software costs are included in “Capitalized software costs, net” on the Company’s consolidated balance sheets and are depreciated using the straight-line method over their estimated useful life of five years.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. No impairment losses were required to be recognized during the fiscal years ended August 31, 2021 and 2020.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At August 31, 2021 and 2020, the Company had $0 and $307,446 derivative liability, respectively.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the years ended August 31, 2021 and 2020, potential dilutive instruments were anti-dilutive due to the Company’s net losses.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees (effective September 1, 2019), the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations and comprehensive loss, as if such amounts were paid in cash.

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company on September 1, 2021 and will have an impact on the consolidated financial statements once adopted. The Company is still evaluating how much of an impact this ASU will have on its consolidated financial statements.

On January 16, 2020, the FASB issued ASU 2020-01 in response to an EITF consensus. The ASU makes improvements related to the following two topics: (a) Accounting for certain equity securities when the equity method of accounting is applied or discontinued — The ASU clarifies that “an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.” (b) Scope considerations related to forward contracts and purchased options on certain securities — The ASU clarifies that “for the purpose of applying paragraph 815-10- 15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825.” This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe this ASU will have an impact on its consolidated financial statements upon adoption of this ASU on September 1, 2021.

In May 2021, the FASB issued ASU 2021-04 in response EITF consensus. This ASU addresses how the issuer should account for modifications or exchanges of Freestanding Equity Classified Written Call Options. Freestanding written call options (such as warrants) are sometimes issued to enhance the marketability of a company’s debt or common stock offering. Some of these warrants are classified as equity in the issuer’s financial statements but are not accounted for as either stock compensation or derivatives. US GAAP does not address how the issuer should account for modifications of these instruments. The FASB has approved an EITF consensus to fill that void. Under the new guidance, if the modification does not change the instrument’s classification as equity, the company that issued the warrants accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the ‘new’ instrument is greater than the fair value of the ‘original’ instrument, the excess is recognized based on the substance of the transaction, as if the issuer had paid cash. The new rule is effective for fiscal years beginning after December 15, 2021 for both public and private companies. Transition is prospective. Early adoption is permitted, as discussed further below. The Company is evaluating whether this will have any impact of on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had minimal revenues during year ended August 31, 2021 of $900 and $118 revenues for the year ended August 31, 2020 and has recurring losses. In addition, the Company had a negative working capital as of August 31, 2021 and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The former Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Zentered OÜ (fka Heneise Consulting OÜ, “Zentered”). Zentered has provided software development and maintenance services to the Company and has recognized expenses for such services of $39,231 during the year ended August 31, 2020. As of August 31, 2021 and 2020 nothing remains outstanding.

During the fiscal year ended August 31, 2020, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $774,771 to the Company. During the fiscal year ended August 31, 2021, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $1,216,420 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. On June 07, 2021 and June 08, 2021, the Company issued convertible notes in the amount of $696,000 and $441,000 to two unrelated parties, in exchange for their assumption of related party loans owed to Cayo for the same amounts. There was no gain or loss on extinguishment recorded on the old Cayo Venture loan. As of August 31, 2021 and 2020, the Company owed a total of $427,451 and 348,031, respectively, to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

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

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the years ended August 31, 2021 and August 31, 2020, a total of $8,000 and $0 has been paid to Mr. Tippner, respectively. As of August 31, 2020, $48,000 in accrued compensation remained outstanding. As of August 31, 2021, $120,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a service agreement with Mr. Patrick Heneise, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement. As cash compensation for his services he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the year ended August 31, 2021 and 2020, a total of $14,922 and $2,968 has been paid to Mr. Heneise, respectively. On June 02, 2021 Patrick Heneise resigned as Director and CTO which took effect on June 30, 2021 but continues with the Company as a consultant. As of August 31, 2021 and 2020, $24,301 and $8,864 in accrued compensation remains outstanding, respectively. During the year ended August 31, 2021, the Company recognized $250,000 of stock-based compensation expense for the 200,000 shares earned by Mr. Heneise.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the years ended August 31, 2021 and 2020, this performance bonus was not earned or paid to Mr. Roy. During the year ended August 31, 2020, a total of $33,145 has been paid to Mr. Roy. During the year ended August 31, 2021 a total of $112,801, had been paid to Mr. Roy. Mr. Chris Roy resigned as a member of the Board of Directors on February 12, 2021. As of August 31, 2021 and 2020, $0 and $23,140 in accrued compensation remains outstanding, respectively.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. None of the bonus has been earned to date. Mr. Patrick Burkert resigned as a member of the Board of Directors on February 12, 2021. During the year ended August 31, 2020, a total of $71,400 has been paid to Mr. Burkert in cash compensation. As of August 31, 2021 and 2020, $0 in accrued cash compensation remains outstanding. During the year ended August 31, 2021, the Company paid $100,389 in cash compensation and recognized $312,500 of stock-based compensation expense for the 250,000 shares earned by Mr. Burkert.

On January 1, 2021, the Company entered into a service agreement with Mr. Benjamin Salter, as Director and Chief Financial Officer. The agreement calls for a sign on bonus of options for 500,000 shares of common stock at a strike price of $0.10 per share. See Note 10. The options must be exercised within 15 months from the date of the agreement and can be executed no earlier as follows: 50,000 within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. The agreement calls for a base salary of Swiss francs (CHF) 150,000 per year, increasing to CHF 180,000, payable in increments of CHF 15,000 per month from April 1, 2021 onward. In addition, Mr. Salter is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the year ended August 31, 2021, a total of $43,992 has been paid to Mr. Salter in cash compensation. As of August 31, 2021, $78,679 in accrued cash compensation remains outstanding. As of August 31, 2021, there was $0 earned or accrued for a performance-based bonus. During the year ended August 31, 2021 the Company recognized $64,493 of stock-based compensation expense for the options granted under this service agreement. Mr. Salter resigned as a member of the Board of Directors and as CFO on March 19, 2021 but continues with the Company heading business development and operations in Europe.

On April 1, 2021, the Company entered into an independent contractor agreement with Mr. Salter, as Head of Operations. The agreement calls for a monthly payment of CHF 14,000 per month with CHF 8,000 to be paid in cash and the balance of $6,000 to be deferred on a monthly basis up to an amount not exceeding CHF 70,000 with payment terms to be decided by the Company. In addition, Mr. Salter is to receive options for 25,000 shares of common stock each month at a strike price of $0.10 per share with a term of 15 months. The Company agreed to also make a cash payment to Mr. Salter on exercise of his options of $2,500. During the year ended August 31, 2021, the Company recognized $31,331 of stock-based compensation expense for the options granted under this agreement.

On March 19, 2021, the Company entered into a service agreement with Mr. Mario Beckles, as Director and Chief Financial Officer, commencing on April 1, 2020. The agreement calls for cash compensation in the amount of $3,000 per month to be paid monthly. As of August 31, 2021, $15,000 has been paid to Mr. Beckles in cash compensation. As of August 31, 2021, $4,500 unpaid cash compensation is outstanding.

On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. The agreement provides for a base salary of $250,000 per year, subject to an inflationary increase using the US Consumer Price Index. The agreement also provides for an annual incentive bonus equal to 200% of his base salary and a sign on bonus of 1,000,000 shares of unrestricted common stock which will be fully vested with a service period of six (6) months from the date of the agreement. In addition, Mr. Johnson is eligible to receive a performance bonus equal to 1,000,000 fully vested shares of common stock for each net liquid $1,000,000 in equity raised by the Company during his first six (6) months of tenure as CEO, up to a maximum of 5,000,000 shares. As of August 31, 2021, $20,833 has been paid to Mr. Johnson in cash compensation. As of August 31, 2021, $20,833 unpaid cash compensation is outstanding.

NOTE 5 – LEASES

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangements and has classified these as operating leases. Additionally, the lease terms of each of our office leases are short term in nature, however, the Company elected to apply ASC Topic 842 to these leases, because we intend to renew each lease for terms longer than 12 months. As a result of the adoption of ASC Topic 842, the Company recognized a right-of-use asset and operating lease liabilities based on the present value of the minimum rental payments.

Operating Lease Obligations

On August 1, 2019, the Company entered into an office lease for a six person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €2,340 plus VAT in monthly payments. The lease begins August 01, 2019, is month to month with a six month permanency clause, of which management intends to renew. On April 30, 2021, the Company terminated this six person office lease and it was not renewed. As a result of the early termination of this lease, the Company wrote off $6,842 in remaining operating lease obligation and right of use asset on April 30, 2021, in accordance with ASC Topic 842.

On December 1, 2019, the Company entered into an office lease for a nine person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €3,120 plus VAT in monthly payments. The lease begins December 1, 2019, is month to month with a six month permanency clause, of which management intends to renew. On April 30, 2021, the Company ended this nine person office lease and entered into an 8 person lease contract on May 1, 2021. As a result of the early termination of this lease, the Company wrote off $27,318 in remaining operating lease obligation on April 30, 2021, in accordance with ASC Topic 842. This new lease calls for rent payments of €1,800 plus VAT in monthly payments. In addition, the lease also includes the use of a flexible work desk for an additional €150 plus VAT. The lease begins May 1, 2021, is month to month with no permanency clause, of which management intends to renew for 24 months. Management has evaluated this new leasing arrangement and has classified this as an operating lease and has accounted for it as a separate new lease contract due to the changes that were noted in this lease. The Company has elected to apply ASC Topic 842 to this lease, because we intend to renew this lease for a term longer than 12 months. As a result of the adoption of ASC Topic 842, the Company has recognized a right-of-use asset of $68,397 and operating lease liability of $68,397 on this lease.

On April 20, 2020, the Company entered into an office lease for a six-person office space located at Marina Port Vell Carrer de l'Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €2,550 plus VAT in monthly payments. The lease begins April 20, 2020 is month to month with a six month permanency clause, of which management intends to renew. On April 30, 2021, the Company terminated this six-person office lease and it was not renewed. As a result of the early termination of this lease, the Company wrote off $41,859 in remaining operating lease obligation on April 30, 2021, in accordance with ASC Topic 842.

The Company has recorded operating lease expense in the amount of $119,572 during the fiscal year ended August 31, 2021. As of August 31, 2021, the Company had $55,743 in Right of Use Asset and Operating lease liability. As of August 31, 2021, the discount rate for these leases is 2.04% and the weighted average remaining term is 20 months.

Future minimum operating lease payments at August 31, 2021 consist of:

For the year ending August 31,
2022	$33,745
2023	22,497
Total minimum lease payments	56,242
Less: present value discount	(499)
Present value of minimum lease payments	55,743
Current portion of operating lease obligations	33,333
Operating lease obligations, net of current portion	$22,410

NOTE 6 – LOAN PAYABLE

On July 27, 2020, the Company received a short-term loan from an unrelated third party in the amount of €40,000. The loan is unsecured, has no maturity date and is non-interest bearing. As of August 31, 2020, the USD equivalent of $47,962 remains outstanding. The loan was repaid on September 30, 2020.

On February 11, 2021, the Company received a short-term loan from an unrelated third party in the amount of $20,000. The loan is unsecured, has no maturity date and is non-interest bearing. On August 28, 2020, this loan was assigned to an unrelated third party for the full amount of the loan. The loan is also unsecured, has not maturity and is non-interest. As of August 31, 2021, $20,000 remains outstanding.

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

On January 10, 2021 the holder of the note in the amount of $500,000 converted $500,000 of its note into 578,681 shares of common stock and the unamortized discount at the date of conversion of $27,838 was written off to interest expense.

On January 10, 2021 the holder of the note in the amount of $560,000 converted $560,000 of its note into 567,108 shares of common stock and the unamortized discount at the date of conversion of $22,439 was written off to interest expense.

On April 23, 2021 the holder of the note in the amount of $62,500 converted $62,500 of its note into 135,038 shares of common stock.

On September 22, 2020, the Board approved the issuance of up to $5,000,000 in new convertible notes, in multiple tranches, convertible at maturity into common shares. At May 31, 2021 the Company has received tranches of $62,500, $44,550, $60,000, $110,000, $130,000, and $82,700 respectively from unrelated parties under this facility. The note in the amount of $62,500 matures on March 31, 2021 and is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion. The note in the amount of $44,550 matures on June 22, 2021, the note in the amount of $60,000 matures on July 22, 2021, the note in the amount of $110,000 matures on August 22, 2021, the note in the amount of $130,000 matures on September 22, 2021 and the note in the amount of $82,700 matures on October 1, 2021; these notes are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of common stock.

Due to these provisions, the embedded conversion option of the notes issued under the September 22, 2020 issuances do not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging.

On June 7, 2021 and June 8, 2021, the Company issued convertible notes in the amount of $696,000 and $441,000 to two unrelated parties, in exchange for their assumption of related party loans owed to Cayo for the same amounts. These notes are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of common stock. Due to these provisions, the embedded conversion option does not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging.

A summary of changes to the convertible notes for the year ended August 31, 2021 is as follows:

Carrying value of Convertible Notes at August 31, 2020	$464,650
New principal	1,671,170
Total principal	2,135,820
Less: conversion of principal	(1,122,500)
Less: discount related to fair value of the embedded conversion feature	(16,133)
Less: discount related to original issue discount	(1,565)
Add: amortization of discount	617,934
Carrying value of Convertible Notes at August 31, 2021	$1,613,556

NOTE 8 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion prices under its convertible notes that do not have a floor price caused the embedded conversion feature to be accounted for as a derivative instrument. The remaining notes as of August 31, 2021, are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of common stock.

The change in fair values of the derivative liabilities related to the Convertible Notes for the year ended August 31, 2021 is summarized as:

		Quoted market prices
	Fair value at	for identical	Significant other	Significant
	August 31,	assets/liabilities	observable inputs	unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$-	$-	$-	$-
Fair value of derivatives at August 31, 2020				$307,446
Addition of new derivative liabilities upon issuance of convertible notes as debt discount				16,133
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock				(532,647)
Loss on change in fair value of derivative liabilities				209,068
Fair value of derivative liabilities at August 31, 2021				$-

NOTE 9 – COMMON STOCK

As of August 31, 2021, and 2020, a total of 51,780,838 and 50,500,011 shares of common stock were issued and outstanding, respectively. The Company has not issued the stock-based compensation of 250,000 shares of common stock to Patrick Burkert or the 200,000 shares of common stock to Patrick Heneise.

During the year ended August 31, 2021, the Company issued 1,280,827 common shares to satisfy the conversion of $1,122,500 of convertible promissory notes.

NOTE 10 - SHARE-BASED COMPENSATION

Stock Options

During the year ended August 31, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees and consultants as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of fifteen months.

The following summarizes the stock option activity for the year ended August 31, 2021:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of August 31, 2020	-	-
Grants	625,000	$0.10
Exercised	-	-
Forfeited	(450,000)	0.10
Balance as of August 31, 2021	175,000	$0.10

The weighted average grant date fair value of stock options granted during the year ended August 31, 2021 was $1.08. The total fair value of stock options granted during the year ended August 31, 2021 was approximately $676,262. The total fair value of stock options that was forfeited during the year ended August 31, 2021 was approximately $580,438. The total share-based compensation expense in connection with issuance of stock options recognized during the year ended August 31, 2021 was $95,825. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended August 31, 2021:

Expected term (years)	1.25 years
Expected stock price volatility	115-632%
Weighted-average risk-free rate	0.10-0.20%
Expected dividend	-

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

The following summarizes certain information about stock options vested and expected to vest as of August 31, 2021:

	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price
Outstanding	175,000	0.58	$0.10
Exercisable	175,000	0.58	$0.10
Expected to vest	-	0.58	$0.10

Restricted Stock Awards

During the year ended August 31, 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain employees and consultants as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year.

The following summarizes the restricted stock activity for the year ended August 31, 2021 and year ended August 31, 2020:

	Shares	Weighted-Average Fair Value per Share
Balance as of August 31, 2019	-	-
Shares of restricted stock granted	500,000	$1.25
Forfeited	-	-
Balance as of August 31, 2020	500,000	$1.25
Shares of restricted stock granted	200,000	-
Forfeited	(250,000)	-
Balance as of August 31, 2021	450,000	$1.25

	August 31,	August 31,
Number of Restricted Stock Awards	2021	2020
Vested	450,000	50,000
Non-vested	-	450,000
	450,000	500,000

As of August 31, 2021 and 2020, there was unrecognized compensation cost of $0 and $500,000, related to non-vested share-based compensation, respectively, which is expected to be recognized over the next year. In addition, none of the restricted share awards presented above has been issued or outstanding as of August 31, 2021.

NOTE 11 – INCOME TAXES

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

The Company has available net operating loss carry-forward of approximately $1,761,676. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

For the year ended August 31,	2021	2020
Net operating loss carryforwards	$(3,116,169)	$(409,914)
Temporary differences:
Stock based compensation	595,825	62,500
Accrued expenses	373,038	189,680

Permanent differences:
Change in fair value of derivative liability	209,068	(456,698)
Amortization of debt discount	617,934	169,794
Amortization of right of use asset	119,572	-
Amortization of capitalized software	70,085	-
Depreciation	8,597	-
Tax loss for the year	(1,122,050)	(444,638)

Estimated effective tax rate	21%	21%

Net Deferred tax asset	$235,631	$149,919
Less: valuation allowance	(235,631)	(149,919)
Total Deferred tax asset	$-	$-

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended August 31, 2021 and 2020 would affect the effective income tax rate. There were no unrecognized income tax benefits as of August 31, 2021 and 2020.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of August 31, 2021 and 2020, respectively.

All tax years since inception are open for examination by taxing authorities.

NOTE 12 - SUBSEQUENT EVENTS

From September 1, 2021 until the date of this document December 30, 2021 the Company borrowed from Cayo the total amount of $121,537. The advances are unsecured, due on demand and non-interest bearing.

On October 26, 2021, the Company issued 875,000 common shares to an unrelated third party vendor for marketing services valued at $0.415 per share for a total $363,125.

On November 12, 2021, the Company issued 1,055,556 common shares to an unrelated third party vendor for marketing services valued at $0.36 per share for a total $380,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of August 31, 2021, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended August 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ended August 31, 2021 our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended August 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the present directors, director nominees and executive officers of the Company as of December 30, 2021. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

NAME	AGE	POSITION
Joseph Johnson	43	Director and Chief Executive Officer
Wolfgang Tippner		Director and former Chief Executive Officer
Mario Beckles	47	Director and Chief Financial Officer

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

Information about our Executive Officers

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Joseph Johnson

Mr. Johnson, an expert in strategy, growth, and business restructuring, recently served as Chief Executive Officer and President of the Board of Directors of a U.S. publicly traded real estate technology company, taking the company from the OTC Pink to the Venture Exchange (OTCQB), doubling share value. He has worked with hundreds of companies as an attorney and consultant ranging from watersports to nutraceuticals to ERP to telemedicine. Throughout his 18 year career he has served as inside and outside legal counsel, board member and C-Level Management with numerous private and public companies, and has a track record of successfully scaling businesses. Mr. Johnson is a licensed attorney in California and also holds an M.B.A. Mr. Johnson’s undergraduate degree is in business finance from California Polytechnical State University, Pomona.

Mario A. Beckles

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

Mario replaces Boatim Inc.´s prior CFO, Mr. Benjamin L. Salter, who´s resignation was accepted by the shareholders on that same date as part of reorganizing leadership with stronger emphasis on US markets. Mr. Salter continues with the Company heading the business development department and operations in Europe. Mr. Salter´s resignation was not due to any disagreement with the Company, its policies or practices.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended August 31, 2021 and 2020 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
Name and Principal Position	Year	Fees earned or paid in cash ($)	Bonus (cash) ($)	Common Stock Awards (#)	Common Stock Awards ($)	All Other Compensation ($)	Total ($)

Joseph Johnson	2021	41,666	-	-	-	-	41,666
President CEO, (Principal Executive Officer) Director
Wolfgang Tippner	2021	120,000	-	-	-	-	120,000
Former President CEO, (Principal Executive Officer) Director
Wolfgang Tippner	2020	48,000	-	-	-	-	48,000
Former President CEO, (Principal Executive Officer) Director
Mario Beckles	2021	19,500	-	-	-	-	19,500
Chief Finance Officer, Director
Ben Salter	2021	122,671	-	-	64,493	-	187,164
Former Chief Finance Officer, Director
Teck Sion Lim	2020	-	-	-	-	-	-
Former Chief Finance Officer, Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Wolfgang Tippner	Nil	0.00%
Common Stock	Patrick Heneise	Nil	0.00%
Common Stock	Patrick Burkert	Nil	0.00%
Common Stock	Chris Roy	Nil	0.00%
Common Stock	Mario Beckles	Nil	0.00%
Common Stock	Teck Siong LIM	Nil	0.00%
Common Stock	Directors and Officers as a Group (6 individuals)	Nil	0.00%
5% beneficial owners Common Stock	JTT Global Ventures Ltd. Ground floor, Coastal Building, Wickhams Cay II, Road Town, Tortola, BVI	32,766,667 shares of common stock	63.28%

Notes to Summary Compensation Table

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2021, there were 51,780,838 shares of our common stock issued and outstanding.

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

The former Chief Technology Officer of the Company, Mr. Patrick Heneise is also the owner of Zentered OÜ (fka Heneise Consulting OÜ, “Zentered”). Zentered has provided software development and maintenance services to the Company and has recognized expenses for such services of $39,231 during the year ended August 31, 2020. As of August 31, 2021 and 2020 nothing remains outstanding.

During the fiscal year ended August 31, 2020, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $774,771 to the Company. During the fiscal year ended August 31, 2021, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $1,216,420 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. On June 07, 2021 and June 08, 2021, the Company issued convertible notes in the amount of $696,000 and $441,000 to two unrelated parties, in exchange for their assumption of related party loans owed to Cayo for the same amounts. There was no gain or loss on extinguishment recorded on the old Cayo Venture loan. As of August 31, 2021 and 2020, the Company owed a total of $427,451 and 348,031, respectively, to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

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

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the years ended August 31, 2021 and August 31, 2020, a total of $8,000 and $0 has been paid to Mr. Tippner, respectively. As of August 31, 2020, $48,000 in accrued compensation remained outstanding. As of August 31, 2021, $120,000 in accrued compensation remains outstanding.

On June 1, 2020, the Company entered into a service agreement with Mr. Patrick Heneise, as Chief Technology Officer. The agreement calls for an equity bonus of 200,000 common shares of the company within 6 months of the date of the agreement. As cash compensation for his services he is to receive a total of €35,000, payable at €2,500 per month for technology consulting services and a €5,000 executive services fee payable annually. During the year ended August 31, 2021 and 2020, a total of $14,922 and $2,968 has been paid to Mr. Heneise, respectively. On June 02, 2021 Patrick Heneise resigned as Director and CTO which took effect on June 30, 2021 but continues with the Company as a consultant. As of August 31, 2021 and 2020, $24,301 and $8,864 in accrued compensation remains outstanding, respectively. During the year ended August 31, 2021, the Company recognized $250,000 of stock-based compensation expense for the 200,000 shares earned by Mr. Heneise.

On June 15, 2020, the Company entered into a service agreement with Mr. Chris Roy, as Chief Product Officer. The agreement calls for a base salary of €125,000 per year. In addition, Mr. Roy is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the years ended August 31, 2021 and 2020, this performance bonus was not earned or paid to Mr. Roy. During the year ended August 31, 2020, a total of $33,145 has been paid to Mr. Roy. During the year ended August 31, 2021 a total of $112,801, had been paid to Mr. Roy. Mr. Chris Roy resigned as a member of the Board of Directors on February 12, 2021. As of August 31, 2021 and 2020, $0 and $23,140 in accrued compensation remains outstanding, respectively.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. None of the bonus has been earned to date. Mr. Patrick Burkert resigned as a member of the Board of Directors on February 12, 2021. During the year ended August 31, 2020, a total of $71,400 has been paid to Mr. Burkert in cash compensation. As of August 31, 2021 and 2020, $0 in accrued cash compensation remains outstanding. During the year ended August 31, 2021, the Company paid $100,389 in cash compensation and recognized $312,500 of stock-based compensation expense for the 250,000 shares earned by Mr. Burkert.

On January 1, 2021, the Company entered into a service agreement with Mr. Benjamin Salter, as Director and Chief Financial Officer. The agreement calls for a sign on bonus of options for 500,000 shares of common stock at a strike price of $0.10 per share. See Note 10. The options must be exercised within 15 months from the date of the agreement and can be executed no earlier as follows: 50,000 within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. The agreement calls for a base salary of Swiss francs (CHF) 150,000 per year, increasing to CHF 180,000, payable in increments of CHF 15,000 per month from April 1, 2021 onward. In addition, Mr. Salter is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the year ended August 31, 2021, a total of $43,992 has been paid to Mr. Salter in cash compensation. As of August 31, 2021, $78,679 in accrued cash compensation remains outstanding. As of August 31, 2021, there was $0 earned or accrued for a performance-based bonus. During the year ended August 31, 2021 the Company recognized $64,493 of stock-based compensation expense for the options granted under this service agreement. Mr. Salter resigned as a member of the Board of Directors and as CFO on March 19, 2021 but continues with the Company heading business development and operations in Europe.

On April 1, 2021, the Company entered into an independent contractor agreement with Mr. Salter, as Head of Operations. The agreement calls for a monthly payment of CHF 14,000 per month with CHF 8,000 to be paid in cash and the balance of $6,000 to be deferred on a monthly basis up to an amount not exceeding CHF 70,000 with payment terms to be decided by the Company. In addition, Mr. Salter is to receive options for 25,000 shares of common stock each month at a strike price of $0.10 per share with a term of 15 months. The Company agreed to also make a cash payment to Mr. Salter on exercise of his options of $2,500. During the year ended August 31, 2021, the Company recognized $31,331 of stock-based compensation expense for the options granted under this agreement.

On March 19, 2021, the Company entered into a service agreement with Mr. Mario Beckles, as Director and Chief Financial Officer, commencing on April 1, 2020. The agreement calls for cash compensation in the amount of $3,000 per month to be paid monthly. As of August 31, 2021, $15,000 has been paid to Mr. Beckles in cash compensation. As of August 31, 2021, $4,500 in unpaid cash compensation is outstanding.

On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. The agreement provides for a base salary of $250,000 per year, subject to an inflationary increase using the US Consumer Price Index. The agreement also provides for an annual incentive bonus equal to 200% of his base salary and a sign on bonus of 1,000,000 shares of unrestricted common stock which will be fully vested with a service period of six (6) months from the date of the agreement. In addition, Mr. Johnson is eligible to receive a performance bonus equal to 1,000,000 fully vested shares of common stock for each net liquid $1,000,000 in equity raised by the Company during his first six (6) months of tenure as CEO, up to a maximum of 5,000,000 shares. As of August 31, 2021, $20,833 has been paid to Mr. Johnson in cash compensation. As of August 31, 2021, $20,833 unpaid cash compensation is outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal independent accountant during the years ended August 31, 2021 and 2020 was MaloneBailey LLP. Their pre-approved fees billed to the Company are set forth below:

	August 31, 2021	August 31, 2020
Audit Fees and Audit Related Fees	$49,000	$56,200
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$49,000	$56,200

During the year ended August 31, 2021，the total audit and audit-related fees billed was $49,000, for tax services was $0 and for all other services was $0.

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

Boatim, Inc. Registrant

Date: January 03, 2022	By:	/s/ Joseph Johnson
Joseph Johnson
Chief Executive Officer (Principal Executive Officer)

Date: January 03, 2022	By:	/s/ Mario A. Beckles
Mario A. Beckles
Chief Financial Officer (Principal Financial and Accounting Officer)

