Form 10-Q
period 2021-11-30
BOATIM INC.
filed 2022-01-19
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2021

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

As of January 13, 2022 there were 56,918,015 common shares issued and outstanding.

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

BOATIM INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31
	2021	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,276	$69,827
Prepaid expenses	6,873	7,500
VAT receivable	20,533	17,810
Total current assets	40,682	95,137

Deposits	9,240	9,440
Fixed assets, net	4,887	14,434
Capitalized software costs	481,676	510,633
Right of use asset – operating lease	47,851	55,743
Total non-current assets	543,654	590,250

TOTAL ASSETS	$584,336	$685,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$534,083	$373,039
Related party loan	619,992	427,451
Loan payable	20,000	20,000
Convertible notes, net of unamortized discount	1,613,556	1,613,556
Current portion - operating lease obligation	23,716	33,333
Total current liabilities	2,811,347	2,467,379

Non-current Liabilities:
Operating lease obligation, net of current portion	21,388	22,410
TOTAL LIABILITIES	2,832,735	2,489,789

STOCKHOLDERS’ DEFICIT

Common stock: authorized 500,000,000; $0.001 par value; 53,711,394 and 51,780,838 shares issued and outstanding as of November 30, 2021 and August 31, 2021	53,712	51,781
Additional Paid in Capital	2,976,090	1,990,055
Accumulated deficit	(5,345,646)	(3,913,475)
Accumulated other comprehensive income	67,445	67,237
Total Stockholders’ deficit	(2,248,399)	(1,804,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$584,336	$685,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended November 30,
	2021	2020

Operating expenses:
General and administrative expenses	$1,435,686	$278,528
Total operating expenses	1,435,686	278,528

Loss from operations	(1,435,686)	(278,528)

Other Income (Expense):
Change in fair value of derivative liability	-	(280,905)
Interest Income (expense)	16	(385,383)
Gain (loss) on foreign exchange	3,499	5,497
Total other income (expense)	3,515	(660,791)

Net loss before income tax provision	(1,432,171)	(939,319)
Provision for income tax	-	-

Net loss	$(1,432,171)	$(939,319)
Other comprehensive income:
Foreign currency translation adjustment	208	(15,814)

Total Comprehensive loss	$(1,431,963)	$(955,133)
Net loss per common share
Basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	52,326,168	50,500,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Totals
Balance – August 31, 2020	50,500,011	$50,500	$(259,635)	$(20,706)	$(797,306)	(1,027,147)

Foreign currency translation adjustment	-	-	-	(15,814)	-	(15,814)
Net loss	-	-	-	-	(939,319)	(939,319)
Balance November 30, 2020	50,500,011	$50,500	$(259,635)	$(36,520)	$(1,736,625)	(1,982,280)

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Accumulated Deficit	Totals
Balance – August 31, 2021	51,780,838	$51,781	$1,990,055	$67,237	$(3,913,475)	(1,804,402)

Common stock issued for services	1,930,556	1,931	741,195	-	-	743,126
Stock-based compensation			244,840			244,840
Foreign currency translation adjustment	-	-	-	208	-	208
Net loss	-	-	-	-	(1,432,171)	(1,432,171)
Balance November 30, 2021	53,711,394	$53,712	$2,976,090	$67,445	$(5,345,646)	(2,248,399)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended November 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(1,432,171)	$(939,319)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	743,126	-
Stock-based compensation	244,840
Change in fair value of derivative liability	-	280,905
Depreciation expense	8,658	-
Amortization of debt discount	-	385,383
Amortization of right of use assets	7,892	34,585
Amortization of capitalized software costs	28,956	-
Gain on foreign exchange	(3,499)	(5,497)
Change in operating assets and liabilities,
Prepaid expenses	627	-
VAT receivable	(3,589)	(17,810)
Deposits	-	(4,683)
Accounts payable and accrued expenses	164,854	3,968
Operating lease obligation	(7,892)	(34,586)
NET CASH USED IN OPERATING ACTIVITIES	(248,198)	(297,054)

INVESTING ACTIVITIES:
Fixed asset purchases	-	(10,922)
Software development costs	-	(174,847)
NET CASH USED IN INVESTIING ACTIVITIES	-	(185,769)

FINANCING ACTIVITIES:
Proceeds from related party loan	201,244	490,212
Proceeds from convertible note	-	62,500
Repayment of loan	-	(47,962)
NET CASH PROVIDED BY FINANCING ACTIVITIES	201,244	504,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,597)	(15,814)

NET INCREASE/(DECREASE) IN CASH	(56,551)	6,113

CASH – BEGINNING OF PERIOD	69,827	38,427
CASH – END OF PERIOD	$13,276	$44,540

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from derivative liability	$-	26,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

(Unaudited)

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

We acquired and further developed the Boatim software platform which is an online boat trading marketplace that combines data-driven technology and our digital marketing capabilities to offer a rolling subscription for service model of access to the platform for the extensive market of global boat dealers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at November 30, 2021.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2021 and August 31, 2021.

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

Foreign Currency

Assets and liabilities of Boatim Europe are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the reporting period. Income and expense accounts are translated at average exchange rates prevailing during the reporting period. Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive income (loss) (“AOCI”) and will be included as income or expense only upon sale or liquidation of the underlying entity. Boatim Europe considers its local currency (EURO) as its functional currency.

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

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	November 30, 2021	August 31, 2021
Current EUR: US$ exchange rate	1.1288	1.1771
Average EUR: US$ exchange rate	1.1595	1.1951

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the three months ended November 30, 2021 and for the fiscal year ended to August 31, 2021, a total of $0 and $321,562 in software development costs has been incurred, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and the Company recorded impairment loss on Capitalized software development costs of $0 during the three months ended November 30, 2021 and 2020, respectively.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended November 30, 2021 and 2020 [LG2], potential dilutive instruments were anti-dilutive due to the Company’s net losses.

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

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU was adopted by the Company on September 1, 2021. The Company evaluated and concluded that the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the three months ended November 30, 2021 and incurred recurring losses. In addition, the Company had a negative working capital as of November 30, 2021 and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the fiscal year ended August 31, 2021, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $1,216,420 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. On June 07, 2021 and June 08, 2021, the Company issued convertible notes in the amount of $696,000 and $441,000 to two unrelated parties, in exchange for their assumption of related party loans owed to Cayo for the same amounts. There was no gain or loss on extinguishment recorded on the old Cayo Venture loan. During the three months ended November 30, 2021 and 2020, Cayo Ventures advanced the Company a total of $192,541 and $490,212, respectively. As of November 30, 2021 and August 31, 2021, the Company owed a total of $619,992 and 427,451, respectively, to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the three months ended November 30, 2021 and August 31, 2020, a total of $0 has been paid to Mr. Tippner, respectively. . As of November 30, 2021 and August 31, 2021, $120,000 in accrued compensation remains outstanding.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. None of the bonus has been earned to date. Mr. Patrick Burkert resigned as a member of the Board of Directors on February 12, 2021. During the three months ended November 30, 2021 and 2020, a total of $0 and $38,794,respectively, has been paid to Mr. Burkert in cash compensation. As of November 30, 2021 and August 31, 2021, $0 in accrued cash compensation remains outstanding.

On January 1, 2021, the Company entered into a service agreement with Mr. Benjamin Salter, as Director and Chief Financial Officer. The agreement calls for a sign on bonus of options for 500,000 shares of common stock at a strike price of $0.10 per share. See Note 10. The options must be exercised within 15 months from the date of the agreement and can be executed no earlier as follows: 50,000 within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. The agreement calls for a base salary of Swiss francs (CHF) 150,000 per year, increasing to CHF 180,000, payable in increments of CHF 15,000 per month from April 1, 2021 onward. In addition, Mr. Salter is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the three months ended November 30, 2021 a total of $43,992 has been paid to Mr. Salter in cash compensation. As of November 30, 2021 and August 31, 2021, $87,889 and $78,679 in accrued cash compensation remains outstanding, respectively. As of August 31, 2021, there was $0 earned or accrued for a performance-based bonus. Mr. Salter resigned as a member of the Board of Directors and as CFO on March 19, 2021 but continues with the Company heading business development and operations in Europe.

On April 1, 2021, the Company entered into an independent contractor agreement with Mr. Salter, as Head of Operations. The agreement calls for a monthly payment of CHF 14,000 per month with CHF 8,000 to be paid in cash and the balance of $6,000 to be deferred on a monthly basis up to an amount not exceeding CHF 70,000 with payment terms to be decided by the Company. In addition, Mr. Salter is to receive options for 25,000 shares of common stock each month at a strike price of $0.10 per share with a term of 15 months. The Company agreed to also make a cash payment to Mr. Salter on exercise of his options of $2,500. During the year ended August 31, 2021, the Company recognized $31,331 of stock-based compensation expense for the options granted under this agreement.  During the three months ended November 30, 2021 a total of $26,480 in cash compensation was paid to Mr. Salter under this agreement, and $19,840 of stock options were granted.  On January 1, 2022, Mr. Salter resigned as head of business development and operations in Europe.

On March 19, 2021, the Company entered into a service agreement with Mr. Mario Beckles, as Director and Chief Financial Officer, commencing on April 1, 2021. The agreement calls for cash compensation in the amount of $3,000 per month to be paid monthly. During the three months ended November 30, 2021 a total of $6,000 has been paid to Mr. Beckles in cash compensation. As of November 30, 2021 and August 31, 2021, $7,500 and $4,500 unpaid cash compensation is outstanding, respectively.

On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. The agreement provides for a base salary of $250,000 per year, subject to an inflationary increase using the US Consumer Price Index. The agreement also provides for an annual incentive bonus equal to 200% of his base salary and a sign on bonus of 1,000,000 shares of unrestricted common stock which will be fully vested with a service period of six (6) months from the date of the agreement. In addition, Mr. Johnson is eligible to receive a performance bonus equal to 1,000,000 fully vested shares of common stock for each net liquid $1,000,000 in equity raised by the Company during his first six (6) months of tenure as CEO, up to a maximum of 5,000,000 shares.. During the three months ended November 30, 2021 a total of $62,499 was earned but unpaid to Mr. Johnson and $225,000 in stock based compensation has been earned but not issued to Mr. Johnson to date. As of November 30, 2021, there was $0 earned or accrued for the incentive-based bonus. As of November 30, 2021 and August 31, 2021, $83,332 and $20,833 unpaid cash compensation is outstanding, respectively.

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

The Company has recorded operating lease expense in the amount of $7,078 and $29,307 during the  three months ended November 30, 2021 and 2020, respectively As of November 30, 2021, the Company had $47,851 ($55,743, August 31, 2021) in Right of Use Asset and $45,104 (55,743, August 31, 2021) Operating lease liability. As of November 30, 2021, the discount rate for these leases is 2.04% and the weighted average remaining term is 17 months.

Future minimum operating lease payments at November 30, 2021 consist of:

2021	$-
2022	24,062
2023	21,388
Total minimum lease payments	45,450
Less: present value discount	(346)
Present value of minimum lease payments	45,104
Current portion of operating lease obligation	23,716
Operating Lease obligation, less current portion	$21,388

NOTE 6 – LOAN PAYABLE

On February 11, 2021, the Company received a short-term loan from an unrelated third party in the amount of $20,000. The loan is unsecured, has no maturity date and is non-interest bearing. On August 28, 2020, this loan was assigned to an unrelated third party for the full amount of the loan. The loan is also unsecured, has not maturity and is non-interest. As of November 30, 2021 and August 31, 2021, $20,000 remains outstanding.

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

On September 22, 2020, the Board approved the issuance of up to $5,000,000 in new convertible notes, in multiple tranches, convertible at maturity into common shares. During the second, third and fourth fiscal quarters ended August 31, 2021 the Company has received tranches of $62,500, $45,000, $60,000, $110,000, $130,000, $83,000 and $48,100,  respectively from unrelated parties under this facility. The note in the amount of $62,500 matures on March 31, 2021 and is convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion. The note in the amount of $45,000 matures on June 22, 2021, the note in the amount of $60,000 matures on July 22, 2021, the note in the amount of $110,000 matures on August 22, 2021, the note in the amount of $130,000 matures on September 22, 2021, the note in the amount of $48,100 matures on October 1, 2021 and the note in the amount of $83,000 matures on October 1, 2021; these notes are convertible into common stock at the rate equivalent to 80% of the Company’s 30-day average stock price prior to conversion but no less than $0.10 value per share of common stock.

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

A summary of value changes to the notes for the three months ended November 30, 2021 is as follows:

Carrying value of Convertible Notes at August 31, 2021	$1,613,556
New principal	-
Total principal	1,613,556
Less: conversion of principal	-
Less: discount related to fair value of the embedded conversion feature	-
Less: discount related to original issue discount	-
Add: amortization of discount	-
Carrying value of Convertible Notes at November 30, 2021	$1,613,556

NOTE 8 – COMMON STOCK

On October 26, 2021, the Company issued 875,000 common shares to an unrelated third party vendor for marketing services valued at $0.415 per share for a total $363,126.

On November 12, 2021, the Company issued 1,055,556 common shares to an unrelated third party vendor for marketing services valued at $0.36 per share for a total $380,000.  As of November 30, 2021, and August 31, 2020, a total of 53,711,394 and 51,780,838 shares of common stock were issued and outstanding, respectively.

NOTE 9 - SHARE-BASED COMPENSATION

Stock Options

During the three months ended November 30, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees and consultants as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of fifteen months.

The following summarizes the stock option activity for the three months ended November 30, 2021:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of August 31, 2021	175,000	$0.10
Grants	75,000	0.10
Exercised	-	-
Forfeited	-	-
Balance as of November 30, 2021	250,000	$0.10

The total share-based compensation expense in connection with issuance of stock options recognized during the three months ended November 30, 2021 was $19,840. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended November 30, 2021:

Expected term (years)	1.25 years
Expected stock price volatility	144-154%
Weighted-average risk-free rate	0.10-0.20%
Expected dividend	-

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

The following summarizes certain information about stock options vested and expected to vest as of November 30, 2021:

	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price
Outstanding	250,000	0.83	$0.10
Exercisable	250,000	0.83	$0.10
Expected to vest	0	0.83	$0.10

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended November 30, 2021:

		Weighted-Average
	Shares	Exercise Price
Balance as of August 31, 2021	450,000	$1.25
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	1.25
Balance as of November 30, 2021	450,000	$1.25

	November 30,	August 31,
Number of Restricted Stock Awards	2021	2021
Vested	450,000	450,000
Non-vested	-	-
	450,000	450,000

As of November 30, 2021 and August 31, 2021, there was unrecognized compensation cost of $0, related to non-vested share-based compensation, respectively, which is expected to be recognized over the next year. In addition, none of the restricted share awards presented above has been issued or outstanding as of November 30, 2021.

NOTE 10 – SUBSEQUENT EVENTS

On January 4, 2022, the Company received $217,500 in exchange for a December 20, 2021 secured convertible note in the amount of $275,000 from an unrelated third party, This note, was issued with a $27,500 original issue discount, a $27,500 one time interest charge and a $2,500 charge for legal fees. The note matures 12 months after the issuance date and bears a 10% interest rate. The note is convertible at any time at a fixed price of $0.13 or the finalized price in a Reg A offering and in the event of  default notice a conversion price of $0.01 per share. In addition the Company issued to the note holder 2,750,000 common stock as commitment shares as well as 1,100,000 warrants shares to purchase common stock at a exercise price of $0.25 per share.

On January 7, 2022, the Company received $143,166 in exchange for a December 22, 2021 secured convertible note in the amount of $166,666 from an unrelated third party, This note, was issued with a $16,666 original issue discount, $3,333 one commission charge and a $3,500 charge for legal fees. The note matures eight months from the date of issuance and bears a 5% interest rate. The note is convertible at any time at a fixed price of $0.15 or the finalized price in a Reg A offering and in the event of  default notice a conversion price of $0.01 per share  In addition the Company issued to the note holder 456,621 common stock as commitment shares as well as 277,778 warrants shares to purchase common stock at a exercise price of $0.30 per share.

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

.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended November 30, 2021 and November 30, 2020

Operating expenses

Operating expenses comprised of general and administrative expenses were $1,435,686 for the three months ended November 30, 2021, compared to $278,528 for the three months ended November 30, 2020, an increase of $1,157,158. The increase is due to stock issued for consulting services totaling $743,126 associated with a concentration of resources on marketing and stock based compensation expense of $225,000 to our CEO.

Net Loss

Net loss for the three months ended November 30, 2021 was $1,432,171 compared to $939,319 for the three months ended November 30, 2020. As well as the reasons discussed above, Other income (expenses) comprised interest income of $16 and a gain on foreign exchange of $3,499.

Liquidity and capital resources

At November 30, 2021, we had $13,276 in cash and there were outstanding liabilities of $2,832,735 (cash of $69,827 and liabilities of $2,489,789 on August 31, 2021, respectively). The stockholders’ deficit was $2,248,399 as of November 30, 2021 and $1,804,402 as of August 31, 2021.

There was $248,198 cash used by operations in the three months ended November 30, 2021 ($297,054 net cash used in operating activities during the three months ended November 30, 2020), $0 used in cash for investing activities for the three months ended November 30, 2021 ($185,769 used in cash for investing activities during the three month period ended November 30, 2020) and $201,244 cash provided through financing activities during the three months ended November 30, 2020 ($504,750 up to November 30, 2020). This resulted in $56,551 changes in net cash during the three months ended November 30, 2021 and $6,113 change in net cash during the three months ended November 30, 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of November 30, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to November 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Boatim Inc.

Date: January 19, 2022	By:	/s/ Joseph Johnson
Joseph Johnson
Chief Executive Officer(Principal Executive Officer)

Date: January 19, 2022	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer(Principal Financial and Principal Accounting Officer)

