Form 10-Q
period 2022-02-28
BOATIM INC.
filed 2022-05-05
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2022

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

As of March 29, 2022 there were 60,438,206 common shares issued and outstanding.

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

BOATIM INC.

QUARTERLY REPORT ON FORM 10-Q

i

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

BOATIM INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$186,843	$69,827
Prepaid expenses	10,743	7,500
VAT receivable	28,434	17,810
Total current assets	226,020	95,137

Deposits	16,918	9,440
Fixed assets, net	12,797	14,434
Capitalized software costs	452,720	510,633
Right of use asset – operating lease	108,527	55,743
Total non-current assets	590,962	590,250

TOTAL ASSETS	$816,982	$685,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$532,658	$373,039
Related party loan	718,925	427,451
Loan payable	20,000	20,000
Convertible notes, net of unamortized discount and deferred financing fees	1,712,935	1,613,556
Current portion - operating lease obligation	93,944	33,333
Total current liabilities	3,078,468	2,467,379

Non-current Liabilities:
Operating lease obligation, net of current portion	14,583	22,410
TOTAL LIABILITIES	3,093,045	2,489,789

STOCKHOLDERS’ DEFICIT
Common stock: authorized 500,000,000; $0.001 par value; 58,271,539 and 51,780,838 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	58,272	51,781
Additional Paid in Capital	4,016,197	1,990,055
Common stock issuable	100,010	-
Accumulated deficit	(6,529,600)	(3,913,475)
Accumulated other comprehensive income	79,058	67,237
Total Stockholders’ deficit	(2,276,064)	(1,804,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$816,982	$685,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenue	$-	$717	$-	$717

Operating Expenses:
General and administrative	1,082,427	1,330,596	2,518,113	1,609,124
Total Operating Expenses	1,082,427	1,330,596	2,518,113	1,609,124

Loss from operations	(1,082,427)	(1,329,879)	(2,518,113)	(1,608,407)

Other Income (Expense)
Change in fair value of derivative liability	-	89,697	-	(191,208)
Interest expense	(99,233)	(260,565)	(99,218)	(645,948)
Gain (Loss) on foreign exchange	(2,294)	(5,497)	1,205	-
Total other income (expense)	(101,527)	(176,365)	(98,013)	(837,156)

Net loss before income tax provision	(1,183,954)	(1,506,244)	(2,616,125)	(2,445,563)
Provision for income tax		-		-

Net Loss	$(1,183,954)	$(1,506,244)	$(2,616,125)	$(2,445,563)
Other comprehensive loss:				-
Foreign currency translation adjustment	11,613	39,820	11,820	24,006
Total comprehensive loss	$(1,172,341)	$(1,466,424)	$(2,604,306)	$(2,421,557)

Net loss per common share
Basic and diluted	$(0.02)	$(0.03)	(0.04)	(0.05)

Weighted average common shares outstanding
Basic and diluted	58,271,539	51,645,800	58,271,539	51,645,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BOATIM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022 AND February 28, 2021

(Unaudited)

	Common Stock	Common Stock	Additional	Common	Accumulated Other Comprehensive
	Number of Shares	Par Value	Paid in Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Totals
Balance - August 31, 2021	51,780,838	$51,781	$1,990,055	-	67,237	$(3,913,475)	$(1,804,402)

Common stock issued for services	1,930,556	1,931	741,195				743,125

Stock based compensation			244,840				244,840

Foreign currency translation adjustment	-	-	-	-	208	(0)	208

Net loss	-	-	-	-		(1,432,171)	(1,432,171)

Balance - November 30, 2021	53,711,394	$53,711	$2,976,090	-	67,445	$(5,345,646)	$(2,248,399)

Stock based compensation – stock options	-	-	48,718	-	-		48,718

Stock based compensation – warrants	-	-	635,283	-	-		635,283

Commitment shares issued in connection with convertible debt	4,560,145	4,560	200,830	-	-		205,390

Beneficial conversion feature in connection with convertible debt	-	-	112,968	-	-		112,968

Warrants issued in connection with convertible debt	-	-	42,308	-	-		42,308

Stock subscriptions payable	-	-	-	100,010	-		100,010

Foreign currency translation adjustment	-	-	-	-	11,613		11,613

Net loss						(1,183,954)	(1,183,954)

Balance - February 28, 2022	58,271,539	$58,272	$4,016,197	100,010	79,058	$(6,529,600)	$(2,276,064)

	Common Stock	Common Stock	Additional	Common	Accumulated Other Comprehensive
	Number of Shares	Par Value	Paid in Capital	Stock Payable	Income (Loss)	Accumulated Deficit	Totals
Balance - August 31, 2020	50,500,011	$50,500	$(259,635)	-	(20,706)	$(797,306)	$(1,027,147)
		-
Foreign currency translation adjustment	-	-			(15,814)	-	(15,814)

Net loss	-	-	-	-	-	(939,319)	(939,319)

Balance - November 30, 2020	50,500,011	$50,500	$(259,635)	-	(36,520)	$(1,736,625)	$(1,982,280)

Foreign currency translation adjustment					39,820		39,820

Stock based compensation			704,228				704,228

Conversion of notes payable to common stock	1,145,789	1,146	1,058,854				1,060,000

Resolution of derivative liability			532,647		-		532,647

Net loss				-		(1,506,244)	(1,506,244)

Balance - February 28, 2021	51,645,800	$50,500	$2,036,094	-	3,300	$(3,242,869)	$(1,151,829)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BOATIM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended February 28,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(2,616,125)	$(2,445,563)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	743,125	-
Stock-based compensation	928,841	704,228
Change in fair value of derivative liability	-	191,208
Depreciation expense	693	2,543
Amortization of debt discount and deferred financing fees	99,379	645,948
Amortization of right of use assets	59,932	51,098
Amortization of capitalized software costs	57,913	20,635
Gain on foreign exchange	(752)	-
Change in operating assets and liabilities,
Prepaid expenses	(11,290)	(61,801)
VAT receivable	(11,670)	25,949)
Accounts payable and accrued expenses	162,920	61,694
Operating lease obligation	52,784	(68,460)
NET CASH USED IN OPERATING ACTIVITIES	(533,497)	(872,521)

INVESTING ACTIVITIES:
Fixed asset purchases	-	(12,216)
Right of use assets	(112,716)	-
Software development costs	-	(207,404)
NET CASH USED IN INVESTIING ACTIVITIES	(112,716)	(219,620)

FINANCING ACTIVITIES:
Proceeds from related party loan	301,731	810,557
Proceeds from loan payable	-	20,000
Proceeds from stock subscriptions	100,010	-
Proceeds from convertible note	360,666	276,049
Repayment of loan	-	(47,962)
NET CASH PROVIDED BY FINANCING ACTIVITIES	762,407	1,058,644

EFFECT OF EXCHANGE RATE CHANGES ON CASH	822	24,006

NET INCREASE/(DECREASE) IN CASH	117,016	(9,491)
CASH – BEGINNING OF PERIOD	69,827	38,427
CASH – END OF PERIOD	$186,843	$28,936

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from beneficial conversion feature from convertible notes	$112,968	26,179
Warrants from convertible	42,308	-
Commitment shares from convertible debt	205,390	-
Original issue discount	44,168

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at February 28, 2022.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2022 and August 31, 2021.

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

Translation of amounts from the local currency of Boatim Europe into US$ has been made at the following exchange rates:

	February 28, 2022	August 31, 2021
Current EUR: US$ exchange rate	1.1197	1.1771
Average EUR: US$ exchange rate	1.1320	1.1951

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

Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software. During the six months ended February 28, 2022 and for the fiscal year ended to August 31, 2021, a total of $0 and $321,562 in software development costs has been incurred, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and the Company recorded impairment loss on Capitalized software development costs of $0 during the six months ended February 28, 2022 and 2021, respectively.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of February 28, 2022 and August 31, 2021 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	February 28,	August 31,
	2022	2021
Stock warrants	10,796,232	-
Convertible debt	12,720,680	9,494,188
Stock options	2,750,000	1,750,000
Total	26,266,912	11,244,188

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues for the six months ended February 28, 2022 and incurred recurring losses. In addition, the Company had a negative working capital as of February 28, 2022 and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the fiscal year ended August 31, 2021, Cayo Ventures GmbH (“Cayo”), a related party, advanced a total of $1,216,420 to the Company. Cayo is owned by the former majority shareholder and former officer, Mr. Yves Toelderer. On June 07, 2021 and June 08, 2021, the Company issued convertible notes in the amount of $696,000 and $441,000 to two unrelated parties, in exchange for their assumption of related party loans owed to Cayo for the same amounts. There was no gain or loss on extinguishment recorded on the old Cayo Venture loan. During the six months ended February 22, 2022 and 2021, Cayo Ventures advanced the Company a total of $258,371 and $810,557, respectively. As of February 22, 2022 and August 31, 2021, the Company owed a total of $685,822 and 427,451, respectively, to Cayo, which includes $2,833 owed to Yves Toelderer. These loans are unsecured, non-interest bearing and due on demand.

On June 1, 2020, the Company entered into services agreement with Mr. Wolfgang Tippner, as Chief Executive Officer. The agreement calls for a sign-on bonus of $24,000, payable within 6 months from the date of the agreement and a cash compensation for his services of $8,000 per month. During the six months ended February 22, 2022 and August 31, 2020, a total of $0 has been paid to Mr. Tippner, respectively. As of February 22, 2022 and August 31, 2021, $120,000 in accrued compensation remains outstanding.

On July 1, 2020, the Company entered into a service agreement with Mr. Patrick Burkert, as Chief Marketing Officer. The agreement calls for a sign on bonus of 500,000 shares of restricted common stock, of which 50,000 shares are due within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. He will also receive a base salary of €144,000 per year. In addition, Mr. Burkert is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. None of the bonus has been earned to date. Mr. Patrick Burkert resigned as a member of the Board of Directors on February 12, 2021. During the six months ended February 22, 2022 and 2021, a total of $0 and $38,794, respectively, has been paid to Mr. Burkert in cash compensation. As of February 22, 2021 and August 31, 2021, $0 in accrued cash compensation remains outstanding.

On January 1, 2021, the Company entered into a service agreement with Mr. Benjamin Salter, as Director and Chief Financial Officer. The agreement calls for a sign on bonus of options for 500,000 shares of common stock at a strike price of $0.10 per share. See Note 10. The options must be exercised within 15 months from the date of the agreement and can be executed no earlier as follows: 50,000 within two weeks of the date of the agreement, 200,000 shares after 6 months, and the remaining shares after 12 months. The agreement calls for a base salary of Swiss francs (CHF) 150,000 per year, increasing to CHF 180,000, payable in increments of CHF 15,000 per month from April 1, 2021 onward. In addition, Mr. Salter is eligible to receive a performance bonus equal to 50% of his base salary, based upon targets set by the board of directors of the Company. During the six months ended February 22, 2022 a total of $43,992 has been paid to Mr. Salter in cash compensation. As of February 22, 2022 and August 31, 2021, $87,889 and $78,679 in accrued cash compensation remains outstanding, respectively. As of August 31, 2021, there was $0 earned or accrued for a performance-based bonus. Mr. Salter resigned as a member of the Board of Directors and as CFO on March 19, 2021 but continues with the Company heading business development and operations in Europe.

On April 1, 2021, the Company entered into an independent contractor agreement with Mr. Salter, as Head of Operations. The agreement calls for a monthly payment of CHF 14,000 per month with CHF 8,000 to be paid in cash and the balance of $6,000 to be deferred on a monthly basis up to an amount not exceeding CHF 70,000 with payment terms to be decided by the Company. In addition, Mr. Salter is to receive options for 25,000 shares of common stock each month at a strike price of $0.10 per share with a term of 15 months. The Company agreed to also make a cash payment to Mr. Salter on exercise of his options of $2,500. During the year ended August 31, 2021, the Company recognized $31,331 of stock-based compensation expense for the options granted under this agreement. On January 1, 2022, Mr. Salter resigned as head of business development and operations in Europe. During the six months ended February 28, 2022 a total of $26,480 in cash compensation was paid to Mr. Salter under this agreement, and $23,558 of stock options were granted.

On March 19, 2021, the Company entered into a service agreement with Mr. Mario Beckles, as Director and Chief Financial Officer, commencing on April 1, 2021. The agreement calls for cash compensation in the amount of $3,000 per month to be paid monthly. During the six months ended February 28, 2022 a total of $18,000 has been paid to Mr. Beckles in cash compensation. As of February 28, 2022 and August 31, 2021, $4,500 and $4,500 unpaid cash compensation is outstanding, respectively.

On June 22, 2021, the Company entered into an employment agreement with Mr. Joseph Johnson, as a member of the Board of Directors and as Chief Executive Officer. The agreement provides for a base salary of $250,000 per year, subject to an inflationary increase using the US Consumer Price Index. The agreement also provides for an annual incentive bonus equal to 200% of his base salary and a sign on bonus of 1,000,000 shares of unrestricted common stock which will be fully vested with a service period of six (6) months from the date of the agreement. In addition, Mr. Johnson is eligible to receive a performance bonus equal to 1,000,000 fully vested shares of common stock for each net liquid $1,000,000 in equity raised by the Company during his first six (6) months of tenure as CEO, up to a maximum of 5,000,000 shares. During the six months ended February 28, 2022 a total of $114,965 was earned and $10,800 was paid to Mr. Johnson and $270,000 in stock based compensation has been earned but not issued to Mr. Johnson to date. As of February 28, 2022, there was $0 earned or accrued for the incentive-based bonus. As of February 28, 2022 and August 31, 2021, $104,165 and $20,833 unpaid cash compensation is outstanding, respectively. As of February 28, 2022, Mr. Johnson is owed $30,103 in Company related expenses. This loan has no maturity and is non interest bearing.

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

On December 1, 2019, the Company entered into an office lease for a nine person office space located at Marina Port Vell Carrer de l’Escar, 26, 08039 Barcelona Spain with OneCoWork. The lease calls for rent payments of €3,120 plus VAT in monthly payments. The lease begins December 1, 2019, is month to month with a six month permanency clause, of which management intends to renew. On April 30, 2021, the Company ended this nine person office lease and entered into an 8 person lease contract on May 1, 2021. As a result of the early termination of this lease, the Company wrote off $27,318 in remaining operating lease obligation on April 30, 2021, in accordance with ASC Topic 842. This new lease calls for rent payments of €1,800 plus VAT in monthly payments. In addition, the lease also includes the use of a flexible work desk for an additional €150 plus VAT. The lease begins May 1, 2021, is month to month with no permanency clause, of which management intends to renew for 24 months. Management has evaluated this new leasing arrangement and has classified this as an operating lease and has accounted for it as a separate new lease contract due to the changes that were noted in this lease. The Company has elected to apply ASC Topic 842 to this lease, because we intend to renew this lease for a term longer than 12 months. As a result of the adoption of ASC Topic 842, the Company has recognized a right-of-use asset of $68,397 and operating lease liability of $68,397 on this lease. On November 07, 2021, the Company terminated this eight-person office lease and it was not renewed. As a result of the early termination of this lease, the Company wrote off $157,820 in remaining operating lease obligation on December 01, 2021, in accordance with “ASC Topic 842”.

On October 06, 2021, the Company entered into an office lease for a one-person office space located at 100 Bayview Circle, Suite 100, New Port Beach, CA 92660 with INDUSTRIOUS NPB 100 BAYVIEW CIRCLE LLC. The lease calls for rent payments of $579 in monthly payments. The lease begins October 07, 2021 is month to month with a six month permanency clause, of which management intends to renew after at least two years.

On November 17, 2021, the Company entered into an office lease for a nine-person office space located at Marina Port Vell Carrer de l’Escar, 20, ES 08039 Barcelona Spain with Monday by Urbania. The lease calls for rent payments of €3,447 plus VAT in monthly payments. The lease begins December 01, 2021 is month to month with a six month permanency clause, of which management intends to renew after at least two years.

The Company has recorded operating lease expense in the amount of $13,748 and $29,307 during the six months ended February 28, 2022 and February 29, 2021, respectively As of February 28, 2022, the Company had $124,510 ($55,743, August 31, 2021) in Right of Use Asset and $124,510 (55,743, August 31, 2021) Operating lease liability. As of February 28, 2022, the discount rate for these leases is 2.23% and the weighted average remaining term is 21 months.

Future minimum operating lease payments at February 22, 2022 consist of:

2022	$31,485
2023	63,549
2024	14,583
Total minimum lease payments	109,617
Less: present value discount	(1,089)
Present value of minimum lease payments	108,527
Current portion of operating lease obligation	93,944
Operating Lease obligation, less current portion	$14,583

NOTE 6 – LOAN PAYABLE

On February 11, 2021, the Company received a short-term loan from an unrelated third party in the amount of $20,000. The loan is unsecured, has no maturity date and is non-interest bearing. On August 28, 2020, this loan was assigned to an unrelated third party for the full amount of the loan. The loan is also unsecured, has not maturity and is non-interest. As of February 28, 2022 and August 31, 2021, $20,000 remains outstanding.

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

On January 4, 2022, the Company received $217,500 in exchange for a December 20, 2021 secured convertible note in the amount of $275,000 from an unrelated third party, This note, was issued with a $27,500 original issue discount, a $27,500 one time interest charge and a $2,500 charge for legal fees. The note matures 12 months after the issuance date and bears a 10% interest rate. The note is convertible at any time at a fixed price of $0.13 or the finalized price in a Reg A offering and in the event of default notice a conversion price of $0.01 per share. Due to these provisions, this convertible notes not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging. In addition the Company issued to the note holder 2,750,000 common stock as commitment shares as well as 1,100,000 warrants shares to purchase common stock at a exercise price of $0.25 per share. The Company also recorded a discount totaling $217,500 consisting of the fair value of the warrants($24,919), the commitment shares($123,802) and a beneficial conversion feature($68,779).

On January 7, 2022, the Company received $143,166 in exchange for a December 22, 2021 secured convertible note in the amount of $166,666 from an unrelated third party, This note, was issued with a $16,666 original issue discount, $3,333 one commission charge and a $3,500 charge for legal fees. The note matures eight months from the date of issuance and bears a 5% interest rate. The note is convertible at any time at a fixed price of $0.15 or the finalized price in a Reg A offering and in the event of default notice a conversion price of $0.01 per share. Due to these provisions, the embedded conversion option does not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging. In addition the Company issued to the note holder 1,810,145 common stock as commitment shares as well as 724,058 warrants shares to purchase common stock at a exercise price of $0.25 per share. The Company also recorded a discount totaling $143,166 consisting of the fair value of the warrants($24,919), the commitment shares($123,802) and a beneficial conversion feature($44,188).

A summary of value changes to the notes for the six months ended February 28, 2022 is as follows:

Carrying value of Convertible Notes at August 31, 2021	$1,613,556
New principal	441,666
Total principal	2,055,222
Less: conversion of principal	-
Less: discount related to fair value of the beneficial conversion feature	360,666
Less: discount related to original issue discount	44,167
Less: deferred financing fees
Add: amortization of discount and deferred financing fees	99,379
Carrying value of Convertible Notes at February 28, 2022	$1,712,935

As of February 28, 2022, the was a total unamortized discount remaining in the amount of $281,672 with a remaining life of 470 days or 16 months. As of February 28, 2022, the if converted price on each convertible note was $0.13 to $0.17 and the if converted number of shares totaled 26,266,912 common shares.

Warrants

One January 20, 2022, The Company entered in common stock purchase warrant agreement with an unrelated party to purchase up to 1,750,000 warrant shares with an exercise price of $0.001 per share and valued at $317,641. These warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the VWAP on the trading day immediately preceding the date of the applicable Notice of exercise and the exercise price of this warrant and the number of warrant shares that would be exercised by means of cash. The warrants expire January 20, 2023.

One January 20, 2022, The Company entered in common stock purchase warrant agreement with an unrelated party to purchase up to 1,750,000 warrant shares with an exercise price of $0.001 per share and valued at $317,641. These warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the VWAP on the trading day immediately preceding the date of the applicable Notice of exercise and the exercise price of this warrant and the number of warrant shares that would be exercised by means of cash. The warrants expire January 20, 2023.

As of February 28, 2022, the if converted number of common shares of these warrants totaled 2,750,000 shares of common stock.

NOTE 8 – COMMON STOCK

On October 26, 2021, the Company issued 875,000 common shares to an unrelated third party vendor for marketing services valued at $0.415 per share for a total $363,126.

On November 12, 2021, the Company issued 1,055,556 common shares to an unrelated third party vendor for marketing services valued at $0.36 per share for a total $380,000.

On January 4, 2022, the Company received $217,500 in exchange for a December 20, 2021 secured convertible note in the amount of $275,000 from an unrelated third party, As part of the note agreement, the Company is required to issue to the note holder 2,750,000 common stock as commitment shares.

On January 7, 2022, the Company received $143,166 in exchange for a December 22, 2021 secured convertible note in the amount of $166,666 from an unrelated third party, As part of the note agreement, the Company is required to issue to the note holder 1,810,145 common stock as commitment shares as well as 724,058 warrants shares to purchase common stock at a exercise price of $0.25 per share.

On February 15, 2022, the Company filed a Reg 1A offering statement with the Securities and Exchange Commission (SEC) offering up to 41,666,667 of common stock to investors at an overing price of $0.12 per share. During the period ending February 28, 2022, the company received a total of $100,010 in common stock subscriptions for the aforementioned common stock.

As of February 28, 2022, and August 31, 2020, a total of 58,271,539 and 51,780,838 shares of common stock were issued and outstanding, respectively.

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options

During the six months ended February 28, 2022, the Company granted options for the purchase of the Company’s common stock to certain employees and consultants as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of fifteen months.

The following summarizes the stock option activity for the six months ended February 28, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of August 31, 2021	175,000	$0.10
Grants	100,000	0.10
Exercised	-	-
Forfeited	-	-
Balance as of February 28, 2022	275,000	$0.10

The total share-based compensation expense in connection with issuance of stock options recognized during the six months ended February 28, 2022 was $23,558. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended February 28, 2022:

Expected term (years)	1.25 years
Expected stock price volatility	110-195%
Weighted-average risk-free rate	0.10-0.20%
Expected dividend	-

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

The following summarizes certain information about stock options vested and expected to vest as of February 28, 2022:

	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price
Outstanding	275,000	0.09	$0.10
Exercisable	275,000	0.09	$0.10
Expected to vest	0	0.09	$0.10

Restricted Stock Awards

The following summarizes the restricted stock activity for the six months ended February 28, 2022:

		Weighted-Average
	Shares	Exercise Price
Balance as of August 31, 2021	450,000	$1.25
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	1.25
Balance as of February 28, 2022	450,000	$1.25

	February 28,	August 31,
Number of Restricted Stock Awards	2022	2021
Vested	450,000	450,000
Non-vested	-	-
	450,000	450,000

As of February 28, 2022 and August 31, 2021, there was unrecognized compensation cost of $0, related to non-vested share-based compensation, respectively, which is expected to be recognized over the next year. In addition, none of the restricted share awards presented above has been issued or outstanding as of February 28, 2022.

Warrants

One January 20, 2022, The Company entered into two separate common stock purchase warrant agreement with an two unrelated third parties to purchase up to 1,750,000 warrant shares each with an exercise price of $0.001 per share. The warrants totaling 3,500,000 shares were valued at $635,282. These warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the VWAP on the trading day immediately preceding the date of the applicable Notice of exercise and the exercise price of this warrant and the number of warrant shares that would be exercised by means of cash. The warrants expire January 20, 2023.

NOTE 10 – SUBSEQUENT EVENTS

On March 23, 2022, a third party investor exercise their warrants and the company received $1,750 in exchange for 1,750,000 shares of common stock. On March 29, 2022, a third party investor exercise their warrants and the company received $1,740 in exchange for 1,750,000 shares of common stock. During the period March 01, 2022 thru April 28, 2022, the company issued a total of 1,250,083 shares of common stock also received a total of $50,000 in cash from common stock subscriptions.

On March 21, 2022, the Company entered into an employment agreement with Ms. Taylor Gripentrog, as an Assistant Director of Brand Development. The agreement provides for a base salary of $34,000 per year and an annual incentive bonus equal to 30% of the base salary. Ms. Gripentrog was also entitled to a signing of $2,000. In accordance with the terms of the employment agreement, Ms. Gripentrog is to receive 22 days paid vacation as well as $69 per day for expenses.

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

Results of Operations for the Three Months Ended February 28, 2022 and February 28, 2021

Operating expenses

Operating expenses comprised of general and administrative expenses were $1,082,427 for the three months ended February 28, 2022, compared to $1,330,596 for the three months ended February 28, 2021, a decrease of $248,169. The decrease is due to a reduction in selling and marketing staff in the European office because of restructuring.

Net Loss

Net loss for the three months ended February 28, 2022 was $1,206,180 compared to $1,506,244 for the three months ended February 28, 2021, an decrease of $300,064. As well as the reasons discussed above, Other income (expenses) comprised interest expense of $99,233, a loss on foreign exchange of $2,294.

Results of Operations for the Six Months Ended February 28, 2022 and February 28, 2021

Operating expenses

Operating expenses comprised of general and administrative expenses were $2,518,113 for the six months ended February 28, 2022, compared to $1,609,124 general and administrative expense for the six months ended February 28, 2021, an increase of $908,989 in general and administrative expenses. The increase is due primarily to stock based compensation associated with our convertible notes totaling $883,841.

Net Loss

Net loss for the six months ended February 28, 2022 was $2,638,351 compared to $2,445,563 for the six months ended February 28, 2021. As well as the reasons discussed above, Other income (expenses) comprised interest expense of 99,218 and a gain of $1,205.

Liquidity and capital resources

At February 28, 2022, we had $186,843 in cash and there were outstanding liabilities of $3,115,271 (cash of $69,827 and liabilities of $2,489,789 on August 31, 2021, respectively). The stockholders’ deficit was $2,298,290 as of February 28, 2022 and $1,804,402 as of August 31, 2021.

There was $501,137 cash used by operations in the six months ended February 28, 2022 ($875,064 net cash used in operating activities during the six months ended February 28, 2021), $112,716 used in cash for investing activities for the six months ended February 28, 2022 ($217,077 used in cash for investing activities during the six month period ended February 28, 2021) and $719,047 cash provided through financing activities during the six months ended February 28, 2022 ($1,058,643 up to February 28, 2021). This resulted in $117,015 changes in net cash during the six months ended February 28, 2022 and $33,498 change in net cash during the six months ended February 28, 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of February 28, 2022 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to February 28, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
01.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boatim Inc.

Date: May 5, 2022	By:	/s/ Joseph Johnson
Joseph Johnson
Chief Executive Officer(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer(Principal Financial and Principal Accounting Officer)