Form 10-Q/A
period 2022-02-28
BOATIM INC.
filed 2022-05-05
CIK 1622231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Boatim, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 05, 2022, solely to properly disclose that the Company Financial Statements as filed for said quarter were unaudited and not reviewed in compliance with SEC rules.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q.  This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

BOATIM INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (Unaudited and not reviewed)	1
	Consolidated Balance Sheets as of February 28, 2022 (Unaudited and not reviewed) and August 31, 2021	2
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended February 28, 2022 and 2021 (unaudited and not reviewed)	3
	Consolidated Statements of Changes in Stockholders’ Deficit for the Six Months Ended February 28, 2022 and 2021 (unaudited and not reviewed)	4
	Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2022 and 2021 (unaudited and not reviewed)	5
	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Securities Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
	Signatures	23

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
	(Unaudited and Not Reviewed)
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

(Unaudited and Not Reviewed)

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

(Unaudited and Not Reviewed)

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

(Unaudited and Not Reviewed)

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

(Unaudited and Not Reviewed)

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